Form 10-Q
period 1996-06-30
PACIFIC GATEWAY EXCHANGE INC
filed 1996-09-03
CIK 1004967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 1996

                       COMMISSION FILE NUMBER   33-80191

                        PACIFIC GATEWAY EXCHANGE, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


                    Delaware                            94-3134065
           (State of Other Jurisdiction                (IRS Employer
         of Incorporation or Organization)        Identification Number)


533 Airport Blvd, Suite 505, Burlingame, California, 94010

(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code (415) 375 6700
                                                   --------------

                                 None
                                 ----
             (Former name, former address and former fiscal year
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No  X
                                     ----     ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 15 August, 1996
                   ----------


  Common Stock, par value $.001         19,317,540
  (Titles of each class)                (Number of Shares)

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------



                                                             Page
                                                             ----
Part I -  FINANCIAL INFORMATION:

          Consolidated balance sheets at
          June 30, 1996 and December 31, 1995                 3

          Statement of operations
          for the three- and six-month periods ended
          June 30, 1996 and 1995                              4

          Statement of cash flows
          for the six-month periods ended
          June 30, 1996 and 1995                              5

          Notes to financial statements                       6

          Management's discussion and analysis
          of financial condition and results
          of operations                                       8

Part II - OTHER INFORMATION                                  12

          Item 1: Legal Proceedings                          12

          Item 2: Changes in Securities                      12

          Item 3: Defaults Upon Senior Securities            12

          Item 4: Submission of Matters to a Vote of
                  Security Holders                           12

          Item 5: Other Information                          12

          Item 6: Exhibits and Reports on Form 8-K           12

                        PACIFIC GATEWAY EXCHANGE, INC.
                                BALANCE SHEETS
                                (In thousands)
                                    ASSETS


                                                                      June 30        December 31
                                                                       1996              1995
                                                                    -----------       ------------
                                                                    (Unaudited)
Current Assets:
Cash and cash equivalents                                            $ 1,385            $ 1,792
Accounts receivable, net of allowance for doubtful accounts
of $1,094,337 in 1996 and $824,337 in 1995.                           21,410             12,804
Accounts receivable, related party                                     3,824              3,262
Advances receivable, related party                                         0                175
                                                                     -------            -------
        Total current assets                                          26,619             18,033

Property & Equipment:
Undersea fiber optic cables                                            8,646              5,826
Long distance communications equipment                                 8,291              6,092
Office furniture and equipment                                           966                749
                                                                     -------            -------
                                                                      17,903             12,667
Less accumulated depreciation                                          2,519              1,656
                                                                     -------            -------
        Total property and equipment, net                             15,384             11,011
Notes receivable                                                          45                150
Deferred income tax                                                      302                148
Deposits and other assets                                                774                414
                                                                     -------            -------
        Total assets                                                 $43,124            $29,756
                                                                     =======            =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                     $35,278            $19,419
Accrued liabilities                                                      202                772
Income taxes payable                                                     287                735
Revolving line of credit                                                   0              3,000
Other liabilities                                                        435                519
                                                                     -------            -------
        Total current liabilities                                     36,202             24,445
Revolving line of credit, related party                                3,302              2,420
                                                                     -------            -------
        Total liabilities                                             39,504             26,865


Stockholders' Equity:
Preferred stock, $.0001 par value, authorized
   1,000,000 shares                                                        0                  0
Common stock, $.0001 par value, authorized 25,000,000
   shares, issued and outstanding 14,100,000 shares                        1                  1
Additional paid in capital                                               540                941
Retained earnings                                                      3,079              1,949
                                                                     -------            -------
        Total stockholders' equity                                     3,620              2,891
                                                                     -------            -------
        Total liabilities and stockholders' equity                   $43,124            $29,756
                                                                     =======            =======

See Accompanying Notes to Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                           STATEMENTS OF OPERATIONS
                  (In thousands, except net income per share)

                                                              Three Months                              Six Months
                                                              Ended June 30,                           Ended June 30,
                                                      -------------------------------           ----------------------------
                                                          1996               1995                  1996              1995
                                                      ------------       ------------           -----------       ----------
                                                                                     (unaudited)
Revenues                                                  $31,310            $13,276               $58,790           $21,640
Revenues - related party                                    5,423              4,284                10,183             8,045
                                                          -------            -------               -------           -------
     Total revenues                                        36,733             17,560                68,973            29,685
Cost of long distance services                             32,649             15,154                61,779            25,195
                                                          -------            -------               -------           -------
     Gross margin                                           4,084              2,406                 7,194             4,490
Selling, general and administrative expenses                2,250              1,295                 4,206             2,288
Depreciation                                                  478                221                   863               410
                                                          -------            -------               -------           -------
     Total operating expenses                               2,728              1,516                 5,069             2,698
                                                          -------            -------               -------           -------
     Operating income                                       1,356                890                 2,125             1,792
Interest expense                                               94                117                   246               228
                                                          -------            -------               -------           -------
  Income before income taxes                                1,262                773                 1,879             1,564
Provision for income taxes                                    500                303                   750               614
                                                          -------            -------               -------           -------
     Net income                                           $   762            $   470               $ 1,129           $   950
                                                          =======            =======               =======           =======
     Net income per share                                 $  0.05            $  0.03               $  0.08           $  0.07
                                                          =======            =======               =======           =======
Weighted average number of common shares
outstanding                                                14,091             14,300                14,190            14,300
                                                          =======            =======               =======           =======

                See Accompanying Notes to Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                            STATEMENT OF CASHFLOWS
                                (In thousands)

                                                                       Six Months
                                                                      Ended June 30,
                                                            ----------------------------------
                                                                1996                   1995
                                                            -----------            -----------
                                                                         (Unaudited)
Operating Activities
Net Income                                                   $ 1,130                $  950
Adjustments to net income:
    Depreciation                                                 863                   410
    Change in bad debts provision                                270                    -
    Provision for deferred income tax                           (154)                   34
    Change in accounts receivable                             (9,263)               (1,489)
    Change in notes and advances receivable                      105                  (128)
    Change in deposits and other assets                         (360)                 (312)
    Change in accounts payable                                15,859                 4,259
    Change in accrued liabilities                               (570)                  (72)
    Change in other liabilities                                  (84)                  239

    Change in income taxes recoverable                          (572)                   -
                                                             -------                ------
    Net cash provided by operating activities                  7,224                 3,891
                                                             -------                ------


Investing Activities

Purchase of property and equipment                            (5,236)               (2,589)
Repurchase of stock                                             (401)                   -

                                                             -------                ------
Net cash used in investing activities                         (5,637)               (2,589)
                                                             -------                ------

Financing Activities

Repayments on revolving lines of credit                       (2,118)                 (481)

                                                             -------                ------
Net cash used in financing activities                         (2,118)                 (481)
                                                             -------                ------

Net (decrease) increase in cash                                 (531)                  821
Cash at beginning of the period                                1,792                     9

                                                             -------                ------
Cash at end of the period                                    $ 1,261                $  830
                                                             =======                ======
Supplementary Information
Interest paid during period                                      259                    75
Income taxes paid during period                                1,352                   809

                See Accompanying Notes to Financial Statements

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                         PACIFIC GATEWAY EXCHANGE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1) GENERAL
- -----------

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


(2)  ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC
- -------------------------------------------------------

The Company has entered into operating agreements with 27 telecommunications carriers in 21 different countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 27 agreements the Company had at June 30, 1996, 12 agreements provided that the company generally must wait up to six months before it actually receives the proportional return traffic. For these agreements, the Company recognizes a loss in the period in which it sells to a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increases occurred. Historically, when the return traffic is received in the future period, the Company generally realized a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, has resulted in a gross profit on the total transaction. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in future settlement rates will have on net payments made and revenue received.

(3)  SUBSEQUENT EVENTS
- ----------------------

On July 25, 1996, the Company completed an initial public offering of 5,267,000 shares of which 4,900,000 shares were offered by the Company and 367,000 shares were offered by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and estimated offering expenses) from the sale of the shares was approximately $54.4 million. The Company used $3.3 million of the net proceeds to repay indebtedness. The Company intends to use $35 million of these proceeds to finance the expansion of its international network facilities on new and existing routes and the remaining proceeds are expected to be invested in joint ventures, strategic alliances or acquisitions and for working capital and general corporate purposes. In connection with the Offering, Kokusai Denshin, Denwa ("KDD"), one of Japan's leading international telecommunications carriers, purchased 1,800,000 shares and, as a result, owns approximately 9.5% of the Company's outstanding common stock.

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

The discussion herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners and the estimated impact on future income from such delayed proportional return traffic pursuant to certain operating agreements. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, without limitation, changes in international settlement rates, changes in ratios between outgoing and incoming traffic, foreign currency fluctuations, termination of certain operating agreements and changes in the US tax law.

The following table sets forth income statement data as a percentage of revenues for the period indicated.



                                                     THREE MONTHS               SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                   -----------------         -----------------
                                                   1996         1995         1996         1995
                                                   ----         ----         ----         ----
Total revenues                                     100.0%      100.0%        100.0%      100.0%
Cost of long distance services                      88.9%       86.3%         89.6%       84.9%
                                                   -----       -----         -----       -----
        Gross margin                                11.1%       13.7%         10.4%       15.1%
Selling, general and administrative expenses         6.1%        7.4%          6.1%        7.7%
Depreciation                                         1.3%        1.3%          1.3%        1.4%
                                                   -----       -----         -----       -----
        Total operating expenses                     7.4%        8.6%          7.3%        9.1%
                                                   -----       -----         -----       -----
        Operating income                             3.7%        5.1%          3.1%        6.0%
 Interest expense                                    0.3%        0.7%          0.4%        0.8%
                                                   -----       -----         -----       -----
     Income before income taxes                      3.4%        4.4%          2.7%        5.3%
 Provision for income taxes                          1.4%        1.7%          1.1%        2.1%
                                                   -----       -----         -----       -----
        Net income                                   2.1%        2.7%          1.6%        3.2%
                                                   =====       =====         =====       =====



Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

Revenues: Total revenues in the three months ended June 30, 1996, increased 109% to $36.7 million from $17.6 million in the three months ended June 30, 1995. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 27 at June 30, 1996 from 14 at June 30, 1995 and a 97% increase in the number of wholesale carrier customers to 61 at June 30, 1996. The Company also received more return traffic from its foreign partners during the three months ended June 30, 1996 with return traffic increasing to $3.1 million for the three months ended June 30, 1996 from $800,000 in the three months ended June 30, 1995.

Gross profit: Gross profit increased 69.7% to $4.1 million from $2.4 million primarily due to increased revenues. As a percentage of revenue, gross profit decreased from 13.7% in the prior period to 11.1% in the current period. This percentage decrease was primarily the result of increased traffic on direct routes where the Company must generally wait up to six months for the return traffic. See note 2 of the Notes to the Financial Statements. The cost of long distance services increased to $32.6 million in the three months ended June 30, 1996 from $15.2 million in the three months ended June 30, 1995. This increase in costs represents growth in outbound traffic on new and existing routes in advance of proportional return traffic, and is expected to result in increased delayed proportional return traffic in the following six months.

Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses decreased from 7.4% in the prior period to 6.1% in the current period and the actual expenses increased 73.7% to $2.3 million from $1.3 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 40 at June 30, 1996 from 20 at June 30, 1995. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation: Depreciation increased 116% to $478,000 from $221,000. As a percentage of revenues, depreciation was 1.3% of revenue for both the three months ended June 30, 1996 and 1995 . The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired during the quarter ended June 30, 1995.

Income Tax: Income taxes increased to $500,000 from $300,000, primarily due to increased operating income. The effective tax rate was 39.2% in 1995 and 39.6% in 1996.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

Revenues: Total revenues in the six months ended June 30, 1996, increased 132% to $69.0 million from $29.7 million in the six months ended June 30, 1995. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 27 at June 30, 1996 from 14 at June 30, 1995 and a 97% increase in the number of wholesale carrier customers to 61 at June 30, 1996. The Company also received more return traffic from its foreign partners during the six months ended June 30, 1996 with return traffic increasing to $6.1 million for the six months ended June 30, 1996 from $1.0 million in the six months ended June 30, 1995.

Gross profit: Gross profit increased 60.2% to $7.2 million from $4.5 million primarily due to increased revenues. As a percentage of revenue, gross profit decreased from 15.1% in the prior period to 10.4% in the current period. This percentage decrease was primarily the result of increased traffic on direct routes where the Company must generally wait to six months for the return traffic. The cost of long distance service increased to $61.8 million in the six months ended June 30, 1996 from $25.2 million in the six months ended June 30, 1995. This increase in costs represents growth in outbound traffic on new and existing routes in advance of proportional return traffic, and is expected to result in increased delayed proportional return traffic in the following six months.

Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses decreased from 7.7% in the prior period to 6.1% in the current period, the actual expenses increased 83.8% to $4.2 million from $2.3 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 40 at June 30, 1996 from 20 at June 30, 1995. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation: Depreciation increased 110% to $863,000 from $410,000. As a percentage of revenues, depreciation decreased from 1.4% in the prior period to 1.3% in the current period. The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired between June 30, 1995 and June 30, 1996.

Income Tax: Income taxes increased to $750,000 from $610,000, primarily due to increased operating income. The effective tax rate was 39.3% in 1995 and 39.9% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its rapid growth, including its capital expenditures, through funds provided by operations, a revolving credit facility with a principal stockholder, a revolving credit facility with a commercial lender and the sale of shares of common stock. The length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners which generally have 180 day terms as a result of the six month lag inherent in the international telecommunications service settlement process.

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 1996 and $3.9 million for the six months ended June 30, 1995. This increase was primarily as a result of an increase in net income and accounts payable which exceeded the increases in accounts receivable.

Net cash used in investing activities was $5.6 million for the six months ended June 30, 1996 and $2.6 million for the six months ended June 30, 1995. Substantially all of these expenditures were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 1996 and $500,000 for the six months ended June 30, 1996. The line of credit with Bank of America was put in place in the second half of 1995, but was repaid in the second quarter of 1996.

On July 25, 1996, the Company completed an initial public offering of 5,267,000 shares, of which 4,900,000 shares were offered by the Company, which provided the Company with approximately $54.4 million in cash. The Company used $3.3 million to repay debt and the remaining will be used to finance investment in international network facilities, working capital and offshore ventures, alliances or acquisitions. The Company believes that the net proceeds of this Offering, together with cash provided by operating activities and other existing sources of liquidity, will be sufficient to meet its expected capital expenditures and working capital needs through the end of 1997. At June 30, 1996, the Company had outstanding commitments of $5.5 million for the acquisition of additional ownership in digital undersea fiber optic cables.

OTHER OPERATING DATA
- --------------------

The information set forth below illustrates management's estimate of the amount of revenue derived from the proportional delayed return traffic which certain carriers are contractually obligated to provide to the Company within six months of the Company delivering certain outbound calls. See Note 2 to the Notes to the Financial Statements. The estimated delayed return traffic revenue is based on the anticipated ratios between the outgoing and incoming traffic and anticipated settlement rates.

                                                     THREE MONTHS                              SIX MONTHS
                                                     ENDED JUNE 30,                           ENDED JUNE 30,
                                                -----------------------                  -------------------------
                                                 1996             1995                    1996               1995
                                                ------           ------                  ------             ------
                                                  $                $                       $                  $
Revenues received in current period
from delayed return traffic/(1)/                   3,100             792                  6,142                 986

Estimated delayed return traffic revenue
backlog at end of period/(2)/                     10,946           3,476 /(6)/           10,946               3,476 /(6)/

Estimated delayed return traffic revenue
backlog at end of preceding period                 8,400 /(3)/     2,052 /(3)//(6)/       6,142 /(4)//(6)/      986 /(4)//(6)/

Increase (decrease) in estimated revenues
from delayed return traffic/(5)/                   2,546           1,424                  4,804               2,490

/(1)/ Represents revenue recorded in the current period from certain of the Company's operating agreements which require the Company to wait up to six months to receive the return traffic. See Note 2 of the Note to the Financial Statements.

/(2)/ For the three and six month periods ended June 30, 1995, the amount reflects the revenue actually received by the Company from delayed return traffic for the six months following the end of such period. For the three and six month periods ended June 30, 1996, the amount reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending December 31, 1996, such estimate being based on the anticipated ratios between outgoing and incoming traffic and anticipated settlement rates.

/(3)/ For the three month period ending June 30, 1995, the amount reflects the revenue actually received by the Company from delayed return traffic during the six months ending September 30,1995 (ie., the amount to be earned during the ensuing six months as of March 31, 1995). For the three month period ending June 30,1996, the amount reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending September 30,1996 (i.e., the estimated delayed return traffic revenue backlog at March 31, 1996), such estimate being based on the anticipated ratios between outgoing and incoming traffic and anticipated settlement rates.

/(4)/ For the six month period ending June 30, 1996 and 1995, the estimated delayed return traffic revenue backlog represents the amount of revenue actually received by the Company from delayed return traffic during the six months ending June 30, 1996 and 1995, respectively (i.e., the amount to be earned during the ensuing six months as of December 31, 1995 and 1994, respectively)

/(5)/ The increase (decrease) in the amount of estimated delayed return traffic revenue earned during the three months ended June 30, 1996 and 1995, is the difference between the amount of estimated delayed return traffic revenue backlog at June 30, 1996 and March 31 1996 and the difference between the amount of estimated delayed return traffic revenue backlog at June 30, 1995 and March 31, 1995, respectively. The increase (decrease) in the amount of estimated delayed return traffic revenue earned during the six months ended June 30, 1996 and 1995 is the difference between the amount of estimated delayed return traffic revenue backlog at June 30, 1996 and December 31, 1995 and the difference between the amount of estimated delayed return traffic revenue backlog at June 30, 1995 and December 31, 1994, respectively. The amount of the increase (decrease) reflects management's estimate of such revenue earned in the particular three or six month period, although not reported on the Company's financial statements until up to six months later, under the operating agreements which require the Company to wait up to six months before such revenue is actually received pursuant to the contractual obligation of foreign carriers to deliver such return traffic. Historically the company has realized an after tax net margin of approximately 50% on the amount of such revenues when these are received.

/(6)/ At the end of each quarter, the Company determines the actual amount of delayed return traffic revenue received for each preceding six month period and uses this actual amount as the "estimated" return traffic backlog for the period ending six months earlier. As a result, in each current quarter and the immediately preceding quarter, the amounts represent estimates. However, in the quarter ending six months prior to the current quarter, the delayed return backlog represents the amount that the Company actually received in the ensuing six months.



                          PART II.  OTHER INFORMATION


Item 1.   Legal proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits

          Exhibit 11 See index to Exhibits attached hereto

          B.  Reports on Form 8-K

          None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACIFIC GATEWAY EXCHANGE, INC.

Dated: September 2, 1996


                                          By:  /s/ Howard A. Neckowitz
                                             ----------------------------
                                              Howard A. Neckowitz
                                              President and CEO
                                              (Authorized Signature)


                                          By: /s/ Sandra Grey
                                             ----------------------------
                                              Sandra Grey
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBITS
     ------                  -----------------------

     11       Computation of Earnings Per Share of Common Stock.