Form 10-Q
period 1996-09-30
PACIFIC GATEWAY EXCHANGE INC
filed 1996-11-14
CIK 1004967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED September 30, 1996

                      COMMISSION FILE NUMBER   000-21043

                        PACIFIC GATEWAY EXCHANGE, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                  94-3134065

(State of Other Jurisdiction              (IRS Employer
of Incorporation or Organization)         Identification Number)


533 Airport Blvd, Suite 505, Burlingame, California, 94010

(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code (415)    375-6700
                                                   ------------------

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

                                 Yes  X   No
                                     ----    ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 30 October, 1996
                    ----------


Common Stock, par value $.001             19,461,829
(Titles of each class)                    (Number of Shares)

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------


Part I -  FINANCIAL INFORMATION:
                                                                                          Page
                                                                                          ----
          Balance sheet at
          September 30, 1996 and December 31, 1995                                        3

          Statement of operations
          for the three-and nine-month periods ended
          September 30, 1996 and 1995                                                     4

          Statement of cash flows
          for the nine-month periods ended
          September  30, 1996 and 1995                                                    5

          Notes to financial statements                                                   6

          Management's discussion and analysis
          of financial condition and results
          of operations                                                                   7


Part II - OTHER INFORMATION                                                               11

          Item 1: Legal Proceedings                                                       11

          Item 2: Changes in Securities                                                   11

          Item 3: Defaults Upon Senior Securities                                         11

          Item 4: Submission of Matters to a Vote of Security Holders                     11

          Item 5: Other Information                                                       11

          Item 6: Exhibits and Reports on Form 8-K                                        11

                        PACIFIC GATEWAY EXCHANGE, INC.
                                BALANCE SHEETS
                     (In thousands, except share amounts)
                                    ASSETS

                                                                      September 30,        December 31,
                                                                          1996                1996
                                                                    ------------------   -----------------
                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                           $     52,653         $     1,792
Accounts receivable, net of allowance for doubtful accounts
of $1,529 in 1996 and $824 in 1995.                                       21,935              12,804
Accounts receivable, related party                                         3,628               3,262
Advances receivable, related party                                            -                  175
                                                                    ------------------   -----------------
        Total current assets                                              78,216              18,033

PROPERTY AND EQUIPMENT:
Undersea fiber optic cables                                                9,912               5,826
Long distance communications equipment                                    10,355               6,092
Computers and Office Equipment                                             1,137                 749
                                                                    ------------------   -----------------
                                                                          21,404              12,667
Less accumulated depreciation                                              3,066               1,656
                                                                    ------------------   -----------------
        Total property and equipment, net                                 18,338              11,011
Deferred income tax                                                          222                 148
Deposits and other assets                                                  1,091                 564
                                                                    ------------------   -----------------
        Total assets                                                $     97,867         $    29,756
                                                                    ==================   =================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $     36,306         $    20,191
Income taxes payable                                                       1,076                 735
Revolving line of credit                                                      -                3,000
Other liabilities                                                            381                 519
                                                                    ------------------   -----------------
        Total current liabilities                                         37,763              24,445
Revolving line of credit, related party                                       -                2,420
                                                                    ------------------   -----------------
        Total liabilities                                                 37,763              26,865


STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, authorized
   1,000,000 shares                                                           -                   -
Common stock, $.0001 par value, authorized 25,000,000
   shares, issued and outstanding 19,449,801 shares in 1996                    1                   1
   and 14,100,000 shares in 1995
Additional paid in capital                                                54,856                 941
Retained earnings                                                          5,247               1,949
                                                                    ------------------   -----------------
        Total stockholders' equity                                        60,104               2,891
                                                                    ------------------   -----------------
        Total liabilities and stockholders' equity                  $     97,867         $    29,756
                                                                    ==================   =================

                See Accompanying Notes to Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                           STATEMENTS OF OPERATIONS
                  (In thousands, except net income per share)

                                                        Three Months                 Nine Months
                                                     Ended September 30,          Ended September 30,
                                                    ---------------------       ----------------------
                                                       1996        1995             1996      1995
                                                       ----        ----             ----      ----
                                                                       (Unaudited)
Revenues                                            $ 38,702    $ 16,793        $ 97,492   $ 38,433
Revenues - related party                               5,547       4,599          15,730     12,644
                                                    --------    --------        --------   --------
Total revenues                                        44,249      21,392         113,222     51,077
Cost of long distance services                        37,449      18,904          99,227     44,099
                                                    --------    --------        --------   --------
     Gross margin                                      6,800       2,488          13,995      6,978
Selling, general and administrative expenses           3,054       1,536           7,259      3,824
Depreciation                                             547         300           1,410        710
                                                    --------    --------        --------   --------
     Total operating expenses                          3,601       1,836           8,669      4,534
                                                    --------    --------        --------   --------
     Operating income                                  3,199         652           5,326      2,444
Other Expenses                                            73          -               73         -
Interest expense/(income)                               (488)        153            (242)       381
                                                    --------    --------        --------   --------
  Income before income taxes                           3,614         499           5,495      2,063
Provision for income taxes                             1,446         196           2,197        810
                                                    --------    --------        --------   --------
     Net income                                     $  2,168    $    303        $  3,298   $  1,253
                                                    --------    --------        --------   --------
     Net income per share                           $   0.12    $   0.02        $   0.21   $   0.09
                                                    ========    ========        ========   ========
Weighted average number of common shares
  outstanding                                         18,586      14,300          15,655     14,300
                                                    --------    --------        --------   --------

                See Accompanying Notes to Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                            STATEMENT OF CASHFLOWS
                                (In thousands)

                                                                Nine Months
                                                             Ended September 30,
                                                          -------------------------
                                                             1996        1995
                                                          ---------       ---------
                                                                (Unaudited)
OPERATING ACTIVITIES
Net Income                                                $   3,298       $   1,253
Adjustments to net income:
  Depreciation                                                1,410             710
  Change in bad debts provision                                 705             552
  Provision for deferred income tax                             (74)             10
  Change in accounts receivable                             (10,027)         (8,186)
  Change in deposits and other assets                          (527)             (5)
  Change in accounts payable                                 16,887           9,511
  Change in accrued liabilities                                (772)            (72)
  Change in other liabilities                                  (138)            585

  Change in income taxes recoverable                            341           1,178
                                                          ---------       ---------
  Net cash provided by operating activities                  11,103           5,536
                                                          ---------       ---------

INVESTING ACTIVITIES

Purchase of property and equipment                           (8,737)         (5,960)
                                                          ---------       ---------
Net cash used in investing activities                        (8,737)         (5,960)
                                                          ---------       ---------

FINANCING ACTIVITIES

Proceeds from issuance of Common Stock                       53,915             939
(Repayments) borrowings on revolving lines of credit         (5,420)            939
                                                          ---------       ---------
Net cash provided by financing activities                    48,495             939
                                                          ---------       ---------

Net increase in cash                                         50,861             515
Cash at beginning of the period                               1,792               9

Cash at end of the period                                 $  52,653       $     524
                                                          =========       =========

SUPPLEMENTARY INFORMATION
Interest paid during period                                     270             228
Income taxes paid during period                               1,929             863

                See Accompanying Notes to Financial Statements

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                         PACIFIC GATEWAY EXCHANGE, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1) GENERAL
-----------

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Prospectus of the Company dated July 19, 1996. The results for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC
-------------------------------------------------------

The Company has entered into operating agreements with 30 telecommunications carriers in 24 different countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 30 agreements the Company had at September 30, 1996, 15 agreements provided that the company generally must wait up to six months before it actually receives the proportional return traffic. For these agreements, the Company recognizes a loss in the period in which it sells to a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increase occurred. Historically, when the return traffic is received in the future period, the Company generally realized a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, has resulted in a gross profit on the total transaction. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in future settlement rates will have on net payments made and revenue received.

(3)  SIGINIFICANT EVENTS
------------------------

During the third quarter, the Company completed an initial public offering of 6,057,050 shares of which 4,940,050 (the "offering") were offered by the Company and 1,116,550 shares were offered by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and estimated offering expenses) from the sale of the shares was approximately $54.4 million. The company used $3.3 million of the net proceeds to repay indebtedness. The Company intends to use $35 million of these proceeds to finance the expansion of its international network facilities on new and existing routes and the remaining proceeds are expected to be invested in joint ventures, strategic alliances or acquisitions and for working capital and general corporate purposes. In connection with the Offering, the US affiliate of Kokusau Denshin, Denwa ("KDD"), one of Japan's leading international telecommunications carriers, purchased 1,800,000 shares and, as a result, owns approximately 9.5% of the Company's outstanding common stock.

                         PACIFIC GATEWAY EXCHANGE, INC.
   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

The discussion herein contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners and the estimated impact on future income from such delayed proportional return traffic pursuant to certain operating agreements and the expected declining of rates on gross margin for transaction pursuant to such operating agreements. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, without limitation, changes in international settlement rates, changes in ratios between outgoing and incoming traffic, foreign currency fluctuations, termination of certain operating agreements and changes in the US tax law.

The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                               THREE MONTHS                    NINE MONTHS
                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                          ------------------------      --------------------------
                                                             1996          1995           1996             1995
                                                          ----------     ---------      ----------     -----------

 Total revenues                                             100.0%         100.0%         100.0%            100.0%
 Cost of long distance services                              84.6%          88.4%          87.6%             86.3%
                                                          ----------     --------       --------       -----------
     Gross margin                                            15.4%          11.6%          12.4%             13.7%
 Selling, general and administrative expenses                 6.9%           7.2%           6.4%              7.5%
 Depreciation                                                 1.2%           1.4%           1.2%              1.4%
                                                          ----------     --------       --------       -----------
     Total operating expenses                                 8.1%           8.6%           7.7%              8.9%
                                                          ----------     --------       --------       -----------
     Operating income                                         7.2%           3.0%           4.7%              4.8%
 Other Expenses                                               0.2%           0.0%           0.1%              0.0%
 Interest expense                                            -1.1%           0.7%          -0.2%              0.7%
                                                          ----------     --------       --------       -----------
     Income before income taxes                               8.2%           2.3%           4.9%              4.0%
 Provision for income taxes                                   3.3%           0.9%           1.9%              1.6%
                                                          ----------     --------       --------       -----------
     Net income                                               4.9%           1.4%           2.9%              2.5%
                                                          ===========    ========       ========       ===========




Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

Revenues:    Total revenues in the three months ended September 30, 1996, increased 107% to $44.2 million from $21.4 million in the three months ended September 30, 1995. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 30 at September 30, 1996 from 17 at September 30, 1995 and a 97% increase in the number of wholesale carrier customers to 69 at September 30, 1996 from 35 at September 30, 1995. As a result, total minutes have increased 120% from the same quarter last year while the average price per minute charged to customers has slightly declined to 28 cents in the third quarter compared to 30 cents in the same quarter last year. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the US and the increase in the incidental US domestic terminating traffic, are factors influencing the average customer price per minute. During the third quarter (as in all prior quarters) Pacific Gateway sent more minutes out than it received under its operating agreements. Because the same rate is charged to us by the foreign carrier to terminate calls in their country as we charge, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than we receive, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.


Gross profit:   Gross profit increased 173.3% to $6.8 million from $2.4 million.
As a percentage of revenue, gross profit increased from 11.6% in the prior period to 15.4% in the current period. This percentage increase results from savings derived from; a reduction in our transit or resale rates on our non-direct countries; a reduction in the foreign access charges on our direct routes; a reduction in our domestic termination rates in the US and a small one time retroactive reduction in foreign access charges in the quarter. These savings were offset by the effects of an increase in the estimated return traffic revenue backlog which adversely effects the current gross margin. The cost of long distance service increased to $37.4 million in the three months ended September 30, 1996 from $18.9 million in the three months ended September 30, 1995. This increase in costs represents growth in outbound traffic on new and existing routes in advance of receiving proportional return traffic, resulting in an increase in the estimated delayed proportional return traffic backlog amount at September 30, 1996.

Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses decreased from 7.2% in the prior period to 6.9% in the current period and the actual expenses increased 98.8% to $3.1 million from $1.5 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 45 at September 30, 1996 from 24 at September 30, 1995. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation:   Depreciation increased 82% to $547,000 from $300,000.  As a percentage of revenues, depreciation was 1.2% of revenue for the quarter ended September 30 1996, and 1.4% for the same period in 1995. The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired over the year.

Income Tax:   Income taxes increased to $1.4 million from $196,000, primarily due to increased operating income. The effective tax rate was 39.3% in 1995 and 40% in 1996.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September, 1995.

Revenues:    Total revenues in the nine months ended September 30, 1996, increased 122% to $113.2 million from $51.1 million in the nine months ended September 30, 1995. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 30 at September 30, 1996 from 17 at September 30, 1995, and a 97% increase in the number of wholesale carrier customers to 69 at September 30, 1996 from 35 at September 30, 1995.

Gross profit:   Gross profit increased 100.6% to $14.0 million from $7.0
million. As a percentage of revenue, gross profit decreased from 13.7% in the prior period to 12.4% in the current period. This percentage decrease was primarily as a result of the increase in the estimated return traffic revenue. The cost of long distance service increased to $99.2 million in the nine months ended September 30, 1996 from $44.1 million in the nine months ended September 30, 1995. This increase in costs represents growth in outbound traffic on new and existing routes in advance of proportional return traffic resulting in an increase in the estimated delayed proportional return traffic backlog amount at September 30, 1996.

Selling General and Administrative Expenses:   As a percentage of revenues,
selling, general and administrative expenses decreased from 7.5% in the prior period to 6.4% in the current period, the actual expenses increased 83.8% to $7.3 million from $3.8 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 45 at September 30, 1996 from 24 at September 30, 1995. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation:   Depreciation increased 98.6% to $1.4 million from $710,000.  As a percentage of revenues, depreciation decreased from 1.4% in the prior period to 1.2% in the current period. The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired between September 30, 1995 and September 30, 1996.

Income Tax:   Income taxes increased to $2.2 million from $810,000, primarily due to increased operating income. The effective tax rate was 39.3% in 1995 and 40% in 1996.


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

Net cash provided by operating activities was $11.1 million for the nine months ended September 30, 1996 and $5.5 million for the nine months ended September 30, 1995. This increase was primarily as a result of an increase in net income and accounts payable which exceeded the increases in accounts receivable.

Net cash provided by investing activities was $45.2 million for the nine months ended September 30, 1996 and net cash used in investing activities was $6.0 million for the nine months ended September 30, 1995. During the third quarter, the Company completed an initial public offering of 6,057,050 shares, of which 4,940,050 shares were offered by the Company, which provided the Company with net proceeds of approximately $54.4 million. The Company used $3.3 million to repay debt and the remaining will be used to finance investment in international network facilities, working capital and offshore ventures, alliances or acquisitions.

Net cash used in financing activities was $5.4 million for the nine months ended September 30, 1996 and $939,000 for the nine months ended September 30, 1995. The lines of credit with Bank of America and with Mr Ronald Jensen, a major shareholder in Pacific Gateway were repaid in the second and third quarters of 1996.

The deficit in working capital excluding cash is $11.3 million compared to a deficit of $10.8 million at the end of the previous quarter. This is due to the significant delay that occurs in both paying and receiving the actual cash for the minutes sent and received from overseas. This is offset by the estimated return traffic revenue backlog of $11.8 million dollars.

At September 30, 1996, the Company had outstanding commitments of $11.2 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. The Company believes that the net proceeds from the Offering, together with cash provided by operating activities and other existing sources of liquidity, will be sufficient to meet its outstanding capital commitments and its expected capital expenditures and working capital needs through the end of 1997. The expenditures in 1995 and 1996 were primarily for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

OTHER OPERATING DATA
--------------------

The information set forth below illustrates management's estimate of the amount of revenue derived from the proportional delayed return traffic which certain carriers are contractually obligated to provide to the Company within six months of the Company delivering certain outbound calls. See Note 2 to the Notes to the Financial Statements. The estimated delayed return traffic revenue is based on the anticipated ratios between the outgoing and incoming traffic and anticipated settlement rates. The information concerning estimated delayed return traffic revenue backlog contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. The actual results and actual amounts of delayed return traffic revenue could differ materially from the estimated amounts reflected herein as a result of numerous factors, including, but not limited to, changes in international settlement rates, changes in ratios between outgoing and incoming traffic, foreign currency fluctuations, termination of certain operating agreements and changes in US tax law.

                                                     THREE MONTHS                         NINE MONTHS
                                             ---------------------------          ----------------------------
                                                  ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                 1996            1995                  1996          1995
                                            --------------    ----------          ------------     -----------
Revenues received in current period
   from delayed return traffic/(1)/               4,535           1,260                 10,677           2,246

 Estimated delayed return traffic revenue
   backlog at end of period /(2)/                11,812           5,258/(6)/            11,812           5,258/(6)/

 Estimated delayed return traffic revenue
   backlog at end of preceding period            10,946/(3)/      3,476/(3)(6)/          6,142/(3)/        986/(3)(6)/

 Increase (decrease) in estimated revenues
   from delayed return traffic/(5)/                 866           1,782                  5,670           4,272



(1) Represents revenue recorded in the current period from certain of the Company's operating agreements which require the Company to wait up to six months to receive the return traffic. See Note 2 of the Notes to the Financial Statements.
(2) For the three and nine month periods ended September 30, 1995, the amount reflects the revenue actually received by the Company from delayed return traffic for the six months following the end of such period. The amount as of September 30, 1996 reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending March 31, 1997, such estimate being based on the anticipated ratios between outgoing and incoming traffic and anticipated settlement rates.
(3) For the three month period ending September 30, 1995, the amount reflects the revenue actually received by the Company from delayed return traffic during the six months ending March 31,1996 (ie., the amount to be earned during the ensuing six months as of September 30, 1995). For the three month period ending September 30,1996, the amount reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending March 31,1997 (i.e., the estimated delayed return traffic revenue backlog at September 30, 1996), such estimate being based on the anticipated ratios between outgoing and incoming traffic and anticipated settlement rates.
(4) For the nine month period ending September 30, 1996 and 1995, the estimated delayed return traffic revenue backlog represents the amount of revenue actually received by the Company from delayed return traffic during the nine months ending September 30, 1996 and 1995, respectively (i.e., the amount to be earned during the ensuing six months as of March 31, 1996 and 1995, respectively)

(5) The increase (decrease) in the amount of estimated delayed return traffic revenue earned during the three months ended September 30, 1996 and 1995, is the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1996 and June 30, 1996 and the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1995 and June 30, 1995, respectively. The increase (decrease) in the amount of estimated delayed return traffic revenue earned during the nine months ended September 30, 1996 and 1995 is the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1996 and December 31, 1995 and the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1995 and December 31, 1994, respectively. The amount of the increase (decrease) reflects management's estimate of such revenue earned in the particular three or six month period, although not reported on the Company's financial statements until up to six months later, under the operating agreements which require the Company to wait up to six months before such revenue is actually received pursuant to the contractual obligation of foreign carriers to deliver such return traffic. Historically the company has realized an after tax net margin of approximately 50% on the amount of such revenues when these are received.
(6) At the end of each quarter, the Company determines the actual amount of delayed return traffic revenue received for each preceding six month period and uses this actual amount as the "estimated" return traffic backlog for the period ending six months earlier. As a result, in each current quarter and the immediately preceding quarter, the amounts represent estimates. However, in the quarter ending six months prior to the current quarter, the delayed return backlog represents the amount that the Company actually received in the ensuing six months.


                          PART II.   OTHER INFORMATION


Item 1.   Legal proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits

          Exhibit 11 (Computation of Per Share Earnings) and Exhibit 27 (Financial Data Schedule) attached

          B.  Reports on Form 8-K

          None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: November 14, 1996

                              By: /s/ Howard A. Neckowitz
                                  ------------------------------------------
                                  Howard A. Neckowitz
                                  President and CEO
                                  (Authorized Signaturory)


                              By: /s/ Sandra Grey
                                  ------------------------------------------
                                  Sandra Grey
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
------                         -----------------------


11     Computation of Earnings Per Share of Common Stock.

27     Financial Data Schedule