Form 10-K
period 1996-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 1997-03-31
CIK 1004967

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996.

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from to

                       COMMISSION FILE NUMBER 000-21043

                        PACIFIC GATEWAY EXCHANGE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               94-3134065
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        533 AIRPORT BOULEVARD, SUITE 505, BURLINGAME, CALIFORNIA 94010
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: 415-375-6700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON SHARES, PAR VALUE $.0001 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 27, 1997 was approximately $175,000,000, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the registrant.

  As of March 27, 1997, there were outstanding 18,896,490 Common Shares of $.0001 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the 1997 Annual General Meeting of Shareholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
 ITEM                                                                     NUMBER
 ----                                                                     ------
                                     PART I

  1.  Business.........................................................      1
  2.  Properties.......................................................     23
  3.  Legal Proceedings................................................     23
  4.  Submission of Matters to a Vote of Security Holders..............     23
      Executive Officers and Key Members of Management.................     23

                                    PART II

      Market for the Registrant's Common Stock and Related Stockholder
  5.  Matters..........................................................     25
  6.  Selected Financial Data..........................................     26
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations............................................     27
  8.  Financial Statements and Supplementary Data......................     33
      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure.............................................     46

                                    PART III

 10.  Directors and Executive Officers.................................     46
 11.  Executive Compensation...........................................     46
 12.  Security Ownership of Certain Beneficial Owners and Management...     46
 13.  Certain Relationships and Related Transactions...................     46

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.     46

                                    PART I

NOTE ON FORWARD-LOOKING STATEMENTS

  This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operation are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:
(i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations;
(iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; or (xii) concentration of credit risk. The foregoing review of important factors should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

OVERVIEW

  Pacific Gateway is a facilities-based international telecommunications carrier which provides international telecommunications services primarily to its target customer base of long distance service providers worldwide. The Company was incorporated in Delaware and commenced operations on August 8, 1991. As a "facilities-based" carrier, the Company primarily owns or leases its international network facilities rather than reselling time provided by another facilities-based carrier. The Company operates an international network consisting of international and domestic switching facilities in Los Angeles, New York, and Dallas, partial ownership interest in 14 digital undersea fiber optic cable systems in the Atlantic, Pacific and Caribbean regions and operating agreements that provide for the exchange of traffic with foreign carriers.

  As of December 31, 1996, Pacific Gateway had operating agreements with 30 foreign carriers in 24 countries around the world, which countries collectively represent approximately 53.3% of U.S.-originated international traffic. The Company is currently negotiating operating agreements with several prospective foreign partners. The Company's foreign partners include both telecommunications carriers that have been dominant in their home markets which may be wholly or partially government-owned (often referred to as post telephone and telegraph companies or "PTTs") and nondominant carriers that may have been recently established as a result of the deregulation of foreign telecommunications markets ("Competitive Carriers").

  On July 25, 1996, the Company and certain stockholders of the Company (the "Selling Stockholders") consummated an initial public offering of 6,057,050 Common Shares (the "Offering"). Of these shares, 4,940,050 were sold by the Company and 1,116,550 by the Selling Stockholders. The net proceeds to the Company (after deducting underwriting discounts and estimated offering expenses) from the sale of the shares was approximately $54.1 million. The Company used $3.3 million of the net proceeds to repay indebtedness. The Company has used approximately $5.2 million to purchase international network facilities on existing routes. The remaining $45.6 million will be used to finance the expansion of its international network facilities on new and existing routes and the remaining proceeds are expected to be invested in joint ventures, strategic alliances or acquisitions and used for working capital and general corporate purposes. In connection with the Offering, KDD America, Inc. ("KDD America"), a subsidiary of Kokusai Denshin Denwa, an international telecommunications carrier based in Japan ("KDD Japan") purchased 1,800,000 shares and, as a result, owns approximately 9.5% of the Company's outstanding Common Shares.

INDUSTRY BACKGROUND

  The international telecommunications market consists of all calls that originate in one country and terminate in another. This market can be divided into two major segments: the U.S.-originated international market (the "U.S.- Originated Market"), consisting of all international calls which either originate or terminate in the United States, and the overseas-originated international market (the "Overseas-Originated Market"), consisting of calls between countries other than the United States. Services offered by international long distance carriers fall into three primary categories: international switched services, switch-based value-added services and international private line services.

  Bilateral operating agreements between international long distance carriers in different countries are key components of the international long distance telecommunications market. Under an operating agreement, each carrier agrees to terminate traffic in its country and provide proportional return traffic to its partner carrier. The implementation of a high quality international network, including the acquisition and utilization of digital undersea fiber optic cable and adherence to the technical recommendations of the International Telegraph and Telephone Consultative Committee (the "CCITT") of the International Telephone Union (the "ITU") for signalling, protocol and transmission, is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market.

  The international long distance telecommunications market has experienced rapid growth in recent years. During 1995, according to the Federal Communications Commission (the "FCC"), the U.S.-Originated Market grew at an annual rate of 19.5% from $13.3 billion to $15.9 billion. The Company believes that the international telecommunications market will continue to experience strong growth for the foreseeable future as a result of the following trends:

  . the opening of overseas telecommunications markets due to deregulation and the privatization of government-owned monopoly carriers, permitting the emergence of new carriers;

  . the reduction of international outbound long distance rates, driven by competition and technological advancements, which is making international calling available to a much larger customer base and stimulating increasing traffic volumes;

  . the increased availability and quality of digital undersea fiber optic cable in the place of satellite- and analog coaxial cable-based transmission networks, which have enabled long distance carriers to improve the quality of their services and reduce their cost structures;

  . the dramatic increases in the availability of telephones and the number of access lines in service around the world, stimulated by economic growth, government mandates and technological advancements;

  . the worldwide proliferation of new communications devices such as cellular telephones, facsimile machines and other forms of data communications equipment;

  . the rapidly increasing globalization of commerce, trade and travel; and

  . the rapidly increasing demand for bandwidth-intensive data transmission services, including the Internet.

  Many of the world's developing countries are committing significant resources to build telecommunications infrastructures in order to increase the number and quality of telephone lines in their countries. The Company believes that increasing investment in telecommunications infrastructure will stimulate increasing demand for international telecommunications services. Certain countries have opened their telecommunications markets to competition in order to increase the level of private investment and the rate of infrastructure development. Deregulation of telecommunications services in the United States began in 1984 with the AT&T Communications, Inc. ("AT&T") divestiture. The Company believes that the trend of new international Competitive Carriers emerging in international markets outside of the United States creates numerous opportunities for U.S.-based carriers, such as Pacific Gateway, to increase their access to developing telecommunications markets and to increase their market share in both the U.S.-Originated Market and the Overseas-Originated Market. The Company believes that many of the emerging carriers in developing countries, as well as certain recently privatized PTTs, are likely to seek alliances, mergers, partnerships or joint ventures with other international carriers to expand their global networks. Recent examples include AT&T's alliance with Unisource, known as "Uniworld," MCI Telecommunications Corporation's ("MCI") merger with British Telecom and Sprint Corporation's ("Sprint") alliance with Deutsche Telekom and France Telecom, known as "Global One."

  Despite the growth and general deregulatory trends in the global telecommunications market, the pace of change and emergence of competition in many countries remains slow, with domestic and international traffic still dominated by government-controlled monopoly carriers. The Company believes that U.S.-based international carriers, such as Pacific Gateway, which have already established, or are in negotiations to establish, operating agreements with government-controlled monopoly carriers in many such countries will be well-positioned to capture the benefits of increasing traffic flows as the telecommunications infrastructure in these countries is expanded.

 Markets

  U.S.-Originated Market. In 1995, the U.S.-Originated Market was $14.0 billion in aggregate revenues from international switched services traffic, according to statistics published by the FCC. Based on 1995 FCC statistics, the U.S.-Originated Market is dominated by AT&T with a 62% market share, followed by MCI with a 26.8% market share, and Sprint with a 8.2% market share. The balance of this market currently is divided among WorldCom, Inc. ("WorldCom"), Pacific Gateway and a number of specialized carriers. U.S.-based carriers that originate international traffic but do not have operating agreements with foreign carriers utilize the services of a carrier which has the appropriate facilities and operating agreements to terminate this traffic. In addition, international carriers with operating agreements may use the services of other international carriers for overflow traffic or on routes with smaller traffic volumes. Approximately $1.7 billion of the 1995 U.S.- Originated Market traffic, which aggregated $14.0 billion in revenues, was terminated under an operating agreement held by a carrier other than the originating carrier. The Company's marketing efforts to U.S.-based carriers are primarily directed at this segment of the U.S.-Originated Market.

  Overseas-Originated Market. Although the Company's extensive international network enables it to compete in the entire Overseas-Originated Market, Pacific Gateway is focusing its strategy on developing a significant presence in a defined set of geographical routes where it believes it has either competitive advantages through strong relationships with foreign partners or the opportunity to gain market share and increase its volume of higher-margin, value-added services.

 Services

  International Switched Services. International switched services represent the largest component of international telecommunications traffic. These services are provided through transmission facilities employing switches that automatically route calls to available circuits. As shown in the diagram below, a typical international telephone call which originates in a U.S. business or residence first travels through the local carrier's switched network to the caller's domestic long distance carrier. The domestic long distance carrier then carries the call to an international gateway switch. An international carrier picks up the call at its gateway switch and sends it through a digital undersea fiber optic cable or satellite circuit to the corresponding international gateway switch operated by an international carrier in the country of destination. The long distance carrier in that country then routes the call to its customer through the domestic telephone network. Foreign-originated traffic is routed back to the United States in a similar manner.

                    {INTERNATIONAL SWITCHED SERVICES CHART}

  Switch-Based Value-Added Services. Switch-based value-added services include 800 service, international directory assistance with the option of call completion, travel card services, enhanced facsimile services and videoconferencing, among others. The provision of such value-added services offers carriers attractive opportunities to increase operating margins and offer a more competitive service to their customers.

  International Private Line Services. International private line services provide a dedicated point-to-point connection between two locations without using a public switched network. A typical private line would connect the New York and London branches of an international bank. Customers of this service are typically multinational corporations or government agencies which have substantial communications volume between two or more international locations.

 Operating Agreements

  International long distance traffic is traditionally exchanged under switched voice bilateral operating agreements between long distance carriers in two countries. In order to terminate a U.S.-originated call in another country, a U.S.-based international carrier may have an operating agreement with a carrier in that country or may pay for transmission service from another carrier that has such an agreement. Typically, operating agreements provide for the termination of traffic in, and return traffic to, the partners' respective countries for mutual compensation through negotiated settlement rates. Operating agreements typically provide that a foreign carrier will return the same percentage of total U.S. terminating traffic as it receives from the U.S.-based carrier and also provide for network coordination and accounting and settlement procedures. The execution of an operating agreement between two carriers is typically accompanied by an equal investment by both carriers in digital undersea fiber optic cable between the two countries. While operating agreements generally are for an unspecified term, the Company believes that the common ownership of transmission facilities, which are expected to have 20-year useful lives, establishes a solid foundation for long-term relationships among international carriers.

COMPANY STRATEGY

The Company's objective is to strengthen its position as a facilities-based international telecommunications services provider by increasing its customer base in the United States and abroad and positioning itself for continued growth in revenues and profitability. The Company's strategy for achieving this objective consists of the following key elements:

 Secure Additional Operating Agreements

  Pacific Gateway actively seeks to enter into additional operating agreements to expand the geographical scope of its international network and to attract new domestic and foreign customers. Pacific Gateway is able to increase the revenues generated by its existing customer base by providing direct service for these customers to additional countries.

  Pacific Gateway targets prospective partners for new operating agreements by evaluating customer demand, the relative long-term economic attractiveness of offering direct service to a particular country and the availability of fiber optic or satellite transmission capacity to that country. Currently, the Company is focusing its resources on establishing additional routes primarily to Asia, the Pacific Rim, Eastern Europe and Latin America. The Company believes that these markets, and, in the near future, the Middle East and Africa, offer opportunities for the Company to attain significant market share, improve gross margins, and gain other strategic advantages. In addition, the Company is seeking increased access to more competitive high traffic routes, such as to Western Europe, through strategic relationships with well-established international carriers that offer opportunities to achieve significant revenue growth at relatively low cost. Pacific Gateway believes that the experience, relationships and knowledge of its management team have played, and will continue to play, a key role in enabling the Company to negotiate additional operating agreements in selected markets. The Company also believes that as specific telecommunications markets become less regulated, its management team will be able to use its experience and knowledge to augment existing operating agreements, including by the deployment of telecommunications equipment in foreign countries, resulting in a more efficient world-wide network.

 Expand and Enhance Network Facilities

  To support additional operating agreements and the growth of traffic on its existing direct routes, the Company intends to continue to acquire partial ownership positions in new and existing digital undersea fiber optic cables. The Company is generally able to increase its gross profit margin and provide greater assurance of the quality and reliability of transmission by routing traffic over its owned international facilities. The Company also intends to expand its switching and international gateway facilities in the United States and to invest in network operations in certain foreign locations in order to originate and terminate customer traffic more cost effectively and support the development of a targeted commercial sales development program. The Company utilizes state-of-the-art equipment and technologies that conform to relevant operating standards to ensure high quality, cost-effective transmission service.

 Increase Overseas-Originated Traffic Through International Alliances, Joint Ventures and Acquisitions

  The Company believes that alliances and direct investments with foreign partners have the potential to increase the Company's opportunities to increase traffic in the most rapidly growing segments of the international telecommunications market. In July 1996, the Company and KDD Japan entered into a seven-year cooperation agreement that contemplates joint projects in the communication field, including joint product development in new services, such as video teleconferencing, imaging and Internet services together with related technical support and assistance; joint marketing arrangements to promote small and medium-size business and retail and ethnic marketing programs; continuing exchange of traffic, assistance by KDD Japan to the Company with respect to the Company's business in Asia; and sharing of information by Pacific Gateway and KDD Japan regarding the telecommunications market and industry in the United States and Japan, respectively. During 1996, the Company made net payments to KDD Japan, reduced by amounts owed to the Company by KDD Japan, of approximately $5.9 million in connection with exchanging traffic.

  The Company is currently evaluating several other potential alliances, investment opportunities and acquisitions, including equity positions and operating roles with both established and emerging international telecommunications carriers with operations in Asia, the Pacific Rim, Eastern Europe, Western Europe and Latin America. The Company currently is discussing with potential U.S. and foreign partners the terms of possible business relationships and other strategic alliances which could provide that the partner would acquire a minority ownership interest in the Company. There can be no assurance that any of these discussions will result in the formation of an alliance or that any such alliance, if formed, would be successful. The Company is pursuing these opportunities to stimulate traffic from foreign markets, to leverage its foreign partners' knowledge of their local markets and to expand into new emerging markets. In many of the regions targeted by the Company, the provision of telecommunications services is being deregulated, providing numerous opportunities either to provide wholesale services to other competitive carriers operating in the region or to service the end-user market directly. Additionally, many of the switch-based value-added services currently offered by the Company in the United States (discussed below) can be provided abroad through such alliances, creating opportunities to generate additional revenues through available technology.

  The Company has recently expanded its operations into the United Kingdom. Along with its full service operating agreement with a major carrier in the United Kingdom, the Company has obtained both an international facilities license and an international simple resale license through its wholly owned United Kingdom subsidiary. These licenses place the Company in a position to market service in both the United Kingdom and the United States. The Company is currently installing a switch site in London for use in its United Kingdom operations. The Company is augmenting its capacity and is currently investigating purchasing and leasing fully owned circuit capacity that will enable it to provide service to and from the United Kingdom.

 Expand Product Line

  The Company intends to expand the range of products and services that it offers to its customers to include international 800 service, prepaid services such as debit and travel cards, international directory assistance with the option of call completion service, enhanced facsimile service and virtual private network services. The Company believes that leveraging its existing network by offering additional value-added services will increase the loyalty of its existing customer base and help attract new customers. These services will enable Pacific Gateway's carrier customers to provide a broader range of international services to their end-user customers, which the Company expects will stimulate additional higher margin international traffic over its network.

 Expand Customer Segments

  Pacific Gateway intends to leverage its existing network and low-cost structure by marketing international long distance services directly to the retail market, including selected corporate customers that have significant expenditures on international telecommunications services and are located within geographic proximity to the Company's switching facilities. The Company also intends to market its services to targeted customers which have large concentrations of international telecommunications traffic to specific countries where the Company believes that it can offer the combined advantages of competitive prices, high transmission quality and service diversity. The Company expects that traffic generated by retail customers will result in higher gross margins than the Company's wholesale traffic with anticipated higher selling, general and administrative costs directly related to the provision of these services. To develop this aspect of its business more rapidly, the Company, in addition, may seek to acquire a marketing organization with an existing corporate customer base located within geographic proximity to the Company's switching facilities.

 Maintain Efficient Low-Cost Operations

  The Company believes it is important to maintain efficient, low-cost operations in order to be competitive in the international wholesale telecommunications services market. Through continuous monitoring of its network, the Company optimizes the routing of calls to decrease transmission costs and obtain the highest possible transmission quality and reliability. The Company pursues a disciplined, incremental approach to the costs of expansion. When Pacific Gateway initially expands sales and services into a region, the Company typically arranges to provide services for that area on a usage-sensitive (variable cost) basis. As volume grows, the Company typically reprovisions its network by acquiring fixed-cost facilities with greater capacity. In addition, the Company closely controls selling, general and administrative costs at levels that it believes are among the lowest in the industry. The Company intends to maintain a small corporate staff and to continue investing in network technology and information systems that will preserve and enhance its position as a low-cost international telecommunications service provider.

SERVICES

  The Company provides four categories of services: international switched services, domestic switched services, switch-based value-added services and international private line services. Substantially all the Company's current revenues are generated by the sale of international switched services and domestic switched services.

  International Switched Services. The Company's international switched services revenues are generated from outgoing and incoming international traffic carried through its international network. Revenues from international switched services are derived from country-specific, usage-sensitive rates charged to its customers and return traffic from Pacific Gateway's foreign partners.

  As of December 31, 1996, the Company had 30 operating agreements with foreign carriers in 24 countries under which it carries traffic through its network of switching facilities and digital undersea fiber optic cables, as well as through leased satellite circuits. Through its network and its arrangements with U.S. and foreign carriers, the Company is able to deliver traffic to or between all countries in the world that have direct dial service with the United States. International switched services represented approximately 91.6%, 88.1% and 85.6% of the Company's revenues in 1996, 1995 and 1994, respectively.

  Domestic Switched Services. The Company provides both originating and terminating switched long distance services within the United States. The Company's originating network, which provides access and egress to local network providers, extends to geographical areas around its switching facilities in Los Angeles (serving most major metropolitan areas in California, Arizona, and Nevada), New York (serving selected metropolitan locations in New York, Washington, D.C., Massachusetts, Pennsylvania, Connecticut, New Jersey and Virginia) and Dallas (serving metropolitan areas in Texas). As the Company expands its switching network to include the United Kingdom and other strategic locations, its originating network may be expanded to the major metropolitan areas in those regions. The Company provides domestic switched services as a cost-effective means to terminate its return traffic in the U.S. and to offer services to U.S.-based long distance resellers that do not own or lease switching facilities ("switchless resellers"). Currently, the Company provides domestic switched services only to Matrix. Domestic switched services accounted for approximately 7.4%, 11.7% and 12.4% of the Company's total revenues in 1996, 1995 and 1994, respectively.

  Switch-Based Value-Added Services. The Company currently offers directory assistance, international 800 service and prepaid services such as debit and travel cards on a limited basis to its U.S.-based wholesale carrier customers that do not provide such services directly to their customers. Pacific Gateway intends to expand the range of its value-added services to include international directory assistance with the option of call completion services. In the aggregate, these services accounted for less than 1% of the Company's revenues in each of 1996, 1995 and 1994.

  International Private Line Services. Pacific Gateway provides dedicated international point-to-point connections on a selective basis to customers requiring special dedicated services for high-traffic voice and data routes between two locations. International private line services represented less than 1% of the Company's revenues in each of 1996, 1995 and 1994.

INTERNATIONAL NETWORK

  Since its inception in 1991, the Company has successfully implemented an extensive international facilities-based network comprised of its international gateway switches and related peripheral equipment and digital undersea fiber optic cable systems, as well as leased cable and satellite capacity. The map below illustrates the Company's international network, including cable projects that are currently in the planning stages. The Company is able to provide service to any point in the world using a combination of its owned digital undersea fiber optic network and leased cable and satellite capacity. The Company's network employs state-of-the-art digital switching and fiber optic technologies and is supported by comprehensive monitoring and technical services. The Company believes that this network is fundamental to its ability to compete successfully in the international telecommunications market. The Company regards its extensive international network as a significant competitive advantage which would be expensive and time-consuming for a new entrant to replicate.

                          [INTERNATIONAL NETWORK MAP]

 International Gateway and Domestic Switches

  The Company operates international gateway switches in Los Angeles, New York and Dallas. The gateway switches were manufactured by Northern Telecom and conform to international signalling and transmission standards provided for in CCITT recommendations. Traffic to Asia and the Pacific Rim is generally routed via the Company's Los Angeles gateway, traffic to Europe and Latin America is routed via the Company's New York gateway and traffic to Mexico will be routed via the Company's Dallas gateway. In addition, the Company operates domestic switches in Los Angeles, New York and Dallas to support origination and termination of its customer traffic and to provide domestic and international switched service to Matrix. The Company expects to implement an international switch in the United Kingdom in the second quarter of 1997 to serve the United Kingdom and Western European markets and, in the future, may implement other international gateway and domestic switches in other strategic locations. The Company expects to expand its originating network to the Pacific Rim, Asia and Latin America through alliances or direct investments.

 Digital Undersea Fiber Optic Cable Systems

  The Company currently has investments in 14 digital undersea fiber optic cable systems with an ownership interest in each of generally less than 1%. Digital undersea fiber optic cables are typically owned and operated by consortia of international service providers which jointly commit to fund the construction and operating costs of the cables in proportion to their equity positions in the cables. Typically, participation in a consortium is limited to those carriers which have the operating authority to provide direct international service and have obtained operating agreements with the countries served by the cables. Capacity is usually owned by two carriers in two countries with ownership to the theoretical "midpoint" of the cable. Because digital undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic.

  The Company seeks to have ownership positions in digital undersea fiber optic cable systems where it believes its customers' demand will justify the investment in those fixed assets. Although the Company is generally able to earn a higher gross margin on traffic routed through its owned fiber optic cable routes relative to leased routes, Pacific Gateway will continue to buy usage-sensitive transmission capacity on a per minute basis from other U.S. facilities-based international carriers on routes where traffic volumes are relatively low or inconsistent, as well as to manage overflow traffic on busy routes.

  The Company does not have direct access from its gateway switches to the digital undersea fiber optic cable heads and currently leases these facilities from certain of its competitors.

 Satellite Facilities

  The Company utilizes leased satellite facilities for traffic to and from countries where digital undersea fiber optic cables are not available or cost-effective. Leased satellite facilities are also used for redundancy when digital undersea cable service is temporarily interrupted. The Company is currently evaluating the construction of earth station facilities based on increasing traffic that may result in such investments being cost-effective for the Company.

 Network Monitoring and Technical Support

  The Company provides customer service and support, 24-hour network monitoring, trouble reporting and response procedures, service implementation coordination, billing assistance and problem resolution. The Company provides a single point of contact for each customer and accepts end-to-end responsibility for installation, maintenance and problem resolution.

  Pacific Gateway generally utilizes redundant, highly automated state-of-the-art telecommunications equipment in its network and has diverse alternate routes available in cases of component or facility failure. Back-up power systems and automatic traffic re-routing enable the Company to provide a high level of reliability for its customers. Computerized automatic network monitoring equipment allows fast and accurate analysis and resolution of network problems.

OPERATING AGREEMENTS

  As of December 31, 1996, the Company had 30 operating agreements with foreign carriers in 24 countries as reflected in the table below.

           NUMBER OF                                               CUMULATIVE % OF
              NEW               COUNTRY OR COUNTRIES OF            U.S.-ORIGINATED
      YEAR AGREEMENTS              FOREIGN CARRIER(S)                 MINUTES(1)
      ---- ----------           -----------------------            ---------------
      1991     1      Guam                                               0.2%
      1992     2      Japan(2), Philippines                              5.7%
      1993     4      Australia, Canada, New Zealand, Russia            26.9%
      1994     5      Netherlands, Sweden, Switzerland                  29.3%
      1995     9      Chile, Dominican Republic, Japan, Spain,
                      United Kingdom(2), Venezuela                      40.3%
      1996     9      Germany, Israel, South Korea, Malaysia,
                      Hong Kong, Taiwan, Vietnam, Indonesia,
                      Thailand                                          53.3%

--------
(1) Percentage of total U.S.-originated international minutes going to countries in which the Company has entered into operating agreements, excluding private lines, based on 1995 FCC statistics.
(2) Private line only in 1995. Expanded to full-service agreement in 1996.

  These agreements enable the Company to terminate traffic in a foreign country directly to its foreign carrier's network and entitle the Company to receive a proportionate amount of return traffic from the foreign partner. Although the Company's operating agreements generally are for an unspecified term, the Company believes that the common ownership of transmission facilities, which are expected to have 20-year useful lives, establishes a solid foundation for long-term relationships among international carriers. Currently, Pacific Gateway is engaged in various stages of negotiation with respect to operating agreements with several carriers in in a number of countries in addition to those reflected in the table above.

CUSTOMERS

  As of December 31, 1996, the Company provided its services to approximately 75 U.S.-based long distance carriers, up from 44 carriers as of December 31, 1995 and 15 carriers as of December 31, 1994. The Company's customers include U.S.-based carriers who have their own international networks. In the United States, the Company has identified more than 200 long distance carriers as its target customer base. The Company also regards the 30 foreign carriers with which it has operating agreements as existing customers and as potential customers for the Company's anticipated switch-based value-added services. In 1996 and 1995, only Matrix, with 12.6% and 22%, respectively, accounted for more than 10% of the Company's revenues. In 1994, Matrix, Wiltel, Inc. (now WorldCom) and Optus Communications Pty Limited accounted for 44%, 12% and 11% of the Company's revenues, respectively.

  Matrix is a U.S.-based switchless long distance carrier which provides domestic and international long distance services to its domestic retail customers through Pacific Gateway and another United States facilities-based international telecommunications carrier. It targets principally the small business market, utilizing telemarketing services, direct mail and direct sales. Pursuant to an agreement dated as of May 1, 1995, as amended, Matrix agreed to send substantially all its international telecommunications traffic and its domestic telecommunications traffic in the Northeast, California and Hawaii through Pacific Gateway's network until November 1996 subject to earlier termination if the Company did not match a bona fide competitive pricing offer Matrix may have received from a third party. The term of the agreement automatically extends on a month-to-month basis. Either party may terminate the agreement by giving the other 30 days' notice of termination. The Company expects that the relative portion of its revenues derived through its relationship with Matrix will continue to decline if the Company continues to be successful in obtaining additional U.S. and foreign customers and increasing traffic from its existing customers. In the fourth quarter of 1996, Matrix accounted for 9.7% of the Company's revenues.

SALES AND MARKETING

  The Company believes that the principal reasons its customers select Pacific Gateway to carry their international traffic are (i) the Company's reputation for operating a state-of-the-art network at rates that are comparable to or lower than its competitors, (ii) the Company's size, which enables its experienced sales and operating personnel to tailor cost-effective telecommunications services to meet customers' needs and to provide highly responsive, flexible customer service and (iii) the fact that Pacific Gateway is the only significant U.S. facilities-based international carrier that generally does not compete for end-user customers in the domestic long distance market.

 Wholesale Carrier Services

  The Company's wholesale carrier services are generally priced at or below the market price of the other four leading U.S. international facilities-based carriers. The Company does not, however, offer a standard discount relative to AT&T or any other carrier's rates, and believes that its ability to obtain traffic from its customers is not dependent upon its pricing alone.

  Pacific Gateway has nine sales professionals dedicated to marketing and maintaining the Company's relationships with its U.S.-based carrier customers. Marketing is typically conducted on a personalized basis. Participation at industry conferences, referrals from other carriers and long-term relationships are key factors in establishing the visibility, reputation and personal trust necessary to obtain and maintain this business. The Company believes that it has been able to compete effectively by offering more personalized service than its competitors and the assurance of ongoing senior-level attention to each account.

 Commercial Services

  Pacific Gateway is developing a commercial program targeted at selected businesses with substantial international calling volume located in geographic proximity to the Company's international gateway switches in New York, Los Angeles and Dallas. The primary service offerings will be switched services, as well as international private line services. The Company believes it can reach this customer base at low marginal cost through a focused sales force. To develop this aspect of its business more rapidly, the Company may seek to acquire a marketing organization with an existing corporate customer base located within geographic proximity to the Company's switching facilities. The Company is not currently negotiating any such acquisition.

BILLING AND MANAGEMENT INFORMATION SYSTEMS

  Accurate operation of a management information system is vital to the Company's operations, given the high volume of transactions and the need to bill customers accurately. To date, the Company has not experienced any system problem which has led to significant delays in billing customers or in disputes with its customers over billing.

  The Company maintains its own staff of programming and management information reporting personnel, as well as contract programmers dedicated to the maintenance of the Company's management information system. This system includes reporting on revenues, cost of long distance services, margin analysis, foreign settlement systems and network performance reporting. The Company provides common data access for system users to support its customer service, accounting and network monitoring functions.

  Matrix provided call processing, rating and bill rendering services to the Company until May 1996 when these functions were taken over by the Company. It is not anticipated that Matrix will provide any of these services in the future. The Company has developed its own customized billing and management information system software to meet the needs of its customers and vendors and enhance the Company's ability to monitor its operations. The Company purchased an IBM AS400 computer system in November 1995 and an IBM AS405 and an IBM AS535 in February 1997. The Company believes these computer systems are more than adequate to meet the needs of the Company, its customers and its vendors.

COMPETITION

  The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international telecommunications services market is dominated by AT&T, MCI and Sprint. The Company also competes with WorldCom and other carriers in certain markets. As the Company's network expands to serve a broader range of customers, Pacific Gateway expects to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than the Company. Moreover, the Company is likely to be subject to additional competition as a result of the formation of global alliances and mergers among the largest telecommunications carriers. Recent examples include AT&T's alliance with Unisource, known as "Uniworld," MCI's merger with British Telecom, and Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One." The Company also faces competition from companies offering resold international telecommunications services. The Company expects that competition from such resellers will increase in the future in tandem with increasing deregulation of telecommunications markets worldwide.

  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Those technologies being developed or already introduced include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications, and digital wireless communication systems such as PCS. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

  After the FCC reclassified AT&T as a non-dominant carrier in the domestic interstate market, only certain domestic local exchange carriers continue to be classified as dominant carriers. AT&T has also been classified as a non-dominant carrier in the international market. As a consequence of its classifications, AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints, including reduced tariff notice requirements, which should make it easier for AT&T to compete with alternative carriers such as the Company in the interstate, domestic interexchange and international markets. As a consequence of its non-dominant status, AT&T is permitted to file tariffs for its international services on one day's notice instead of 45 days, without economic or cost support data, and will no longer be required to comply with price cap regulation for its residential IMTS. In addition, AT&T is relieved from Section 214 licensing requirements imposed on dominant carriers, such as obtaining FCC approval prior to terminating service to a particular point. AT&T remains subject to the Section 214 requirements of non-dominant U.S. international carriers, and the generally applicable common carrier requirements, including to provide international services at reasonable and nondiscriminatory rates, terms, and conditions. However, the removal of dominant carrier regulation makes it easier for AT&T to compete with the Company.

  The 1996 Telecommunications Act substantially revises the Communications Act and is designed to promote additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies, including the Regional Bell Operating Companies ("RBOCs"). On an interim basis pending the outcome of the FCC interexchange proceeding, the FCC has removed dominant carrier regulation for RBOC out-of-region, interstate, domestic and international interexchange service when offered through an affiliate. RBOCs, among other existing or potential competitors of the Company, have significantly more resources than the Company. See "-- Government Regulation."

  In February of 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade Organization (the "WTO"). The agreement, which must be ratified by the signatories before taking effect on January 1, 1998, seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and to adopt pro-competitive regulatory principles. Although the Company is unable to predict the exact effects this new agreement will have, it believes the WTO agreement will provide the Company with lower access cost and an expanded market potential.

GOVERNMENT REGULATION

 Overview

  The Company's services are heavily regulated. The FCC exercises authority over all interstate and international facilities-based and resale services offered by the Company. Services that originate and terminate within the same state, also known as intrastate services, are regulated by state regulatory commissions. The Company also may be subject to regulation in foreign countries in connection with certain business activities. For example, the Company's use of transit agreements or arrangements, if any, may be affected by regulations in either the transited or terminating foreign jurisdiction. There can be no assurance that foreign countries will not adopt or apply regulatory requirements that could have a material adverse effect on the Company.

 Federal Regulation

  General Requirements. The Company must comply with the requirements of common carriage under the Communications Act, including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the Company.

  The FCC has established different levels of regulation for dominant and non-dominant carriers. The Company is classified as a non-dominant carrier for both domestic and international service. Under the Communications Act and the FCC's rules, all international carriers, including the Company, are required to obtain authority under Section 214 of the Communications Act prior to initiating international common carrier services, and must file and maintain tariffs containing the rates, terms, and conditions applicable to their services. The FCC streamlined its regulation of non-dominant international carriers, to provide that these tariffs and any revisions thereto are effective upon one day's notice in lieu of the previous 14-day notice period. The Company has filed international tariffs (for switched and private line services) with the FCC. Nevertheless, an otherwise non-dominant U.S.-based carrier may be subject to dominant carrier regulation on a specific international route if it is affiliated with a foreign carrier with market power operating at the foreign point. The Company has no affiliations that would subject it to dominant carrier treatment on any route.

  Domestic interstate common carriers such as the Company are not required to obtain Section 214 or other authority from the FCC for the provision of domestic interstate telecommunications services. Domestic interstate carriers must, however, file and maintain tariffs with the FCC containing the specific rates, terms and conditions applicable to their services. These tariffs are effective upon one day's notice. The Company has filed a domestic tariff with the FCC.

  In late 1996, the FCC took a major step to reduce tariff requirements. Exercising its forbearance authority granted by the Telecommunications Act, the FCC ruled that non-dominant interexchange carriers are no longer required to file tariffs for their domestic services. However, in January 1997 the US Court of Appeals of the District of Columbia issued a stay that prevented this ruling from taking effect. A decision is not likely before the last quarter of 1997. If the FCC's ruling is upheld, the Company's regulatory burden would be reduced.

  International Services. With respect to international services, the Company must obtain facilities-based Section 214 authorization to operate its channels of communication via satellites and undersea fiber optic cables, although the FCC recently reduced the filing requirements for facilities-based authorizations. Section 214 resale authority is required to resell international services. The Company has obtained all required authorizations from the FCC to use its various transmission media for the provision of international switched services and international private line services.

  While the FCC permits the resale of international switched services, the resale of international private lines for the provision of services interconnected to the public switched network, generally referred to as "private line resale," is permitted only on those routes where the FCC has found that equivalent resale opportunities are provided to U.S.-based carriers (for example, on routes to Canada, the United Kingdom, New Zealand and Sweden). The FCC is considering these and other international service issues in the context of several policy rulemaking proceedings and in response to specific petitions and applications filed by other international carriers. In one recent proceeding, the FCC reduced regulatory requirements of international telecommunications service providers such as the Company. In addition to reducing the filing period for non-dominant carriers' international tariffed rates from 14 days to one day, the FCC streamlined other international service rules. In particular, the FCC now permits resellers to resell services of any authorized facilities-based carrier except U.S. facilities-based affiliates that are regulated as dominant carriers on routes the reseller seeks to serve. The FCC's resolution of some of these issues in other proceedings either may facilitate the Company's international business (by, for example, streamlining the regulatory requirement to acquire additional international facilities capacity), or adversely affect the Company's international business (by, for example, permitting larger carriers to take advantage of accounting rate discounts for high traffic volumes). The Company is unable to predict how the FCC will resolve the pending international policy issues or how such resolution will affect its international business.

  The Company must also conduct its international business in compliance with the FCC's international settlements policy ("ISP"). The ISP establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e., monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement.

  The amount of payments (the "settlement rate") is determined by the negotiated accounting rate specified in the operating agreement. Under the ISP, unless prior approval is obtained, the settlement rate generally must be one-half of the accounting rate. Carriers must obtain waivers of the FCC's rules if they wish to use an accounting rate that differs from the prevailing rate or vary the settlement rate from one-half of the accounting rate. As a result of the FCC's pro-competition policies, the recent trend has been to reduce accounting rates.

  As a U.S.-based international carrier, the Company is also subject to the FCC's "uniform settlements policy" designed to eliminate foreign carriers' incentives and opportunities to discriminate in their operating agreements among different U.S.-based carriers through "whipsawing." Whipsawing refers to the practice of a foreign carrier to vary the accounting and/or settlement rate offered to different U.S.-based carriers for the benefit of the foreign carrier, which could secure various incentives by favoring one U.S.-based carrier over another. Under the uniform settlements policy, U.S.-based carriers can only enter into operating agreements that contain the same accounting rate offered to all U.S.-based carriers. Another feature of this policy is the principle of proportionate return to assure that competing U.S.- based carriers have roughly equitable opportunities to receive the return traffic that reduces the marginal cost of providing international service.

  To promote competition in the international telecommunications market, the FCC recently (November, 1996) issued a new international settlement order which will likely provide international carriers more flexibility in negotiating operating agreements. Under the FCC's new international settlement order, U.S.-based carriers can apply for waivers to the FCC's uniform settlement policy and the FCC's proportionate return policy. Such waivers if granted, would allow carriers to negotiate more flexible operating agreements. Before granting a waiver to its ISP, the FCC must find that the relevant foreign country has a competitive telecommunications market. While only the United Kingdom and Canadian markets currently appear to qualify as such, the FCC may also consider waivers for arrangements with non-dominant carriers from countries in the process of becoming competitive. International access costs represent a significant component of the Company's total costs. Although the Company is unable to predict exactly how this new FCC order will effect its international business, the new ISP may reduce international access costs and facilitate the Company's international business.

  Additionally, international telecommunications service providers are required to file copies of their contracts with other carriers, including operating agreements, with the FCC within 30 days of execution. The Company has filed each of its operating agreements with the FCC. The FCC's rules also require the Company to file periodically a variety of reports regarding its international traffic flows and use of international facilities.

  Foreign Ownership. The Communications Act limits the ownership of an entity holding a common carrier radio license by non-U.S. citizens, foreign corporations and foreign governments. The Company does not currently hold any radio licenses. Through its Foreign Market Entry Order of November 1995, the FCC expanded foreign ownership limitation to certain investments in holders of international Section 214 authorizations. An investment of 25% or more by a foreign carrier with market power, such as the traditional foreign public operating companies, would be approved by the FCC only if the foreign market provides similar competitive economic opportunities to US companies or if other US public interests would be served by the approval. Foreign investments by foreign carriers without market power or investments significantly below 25% would not trigger the FCC's additional screening. The FCC has recently begun to review its Foreign Market Entry Order after the United States and other countries agreed in the context of the WTO in February 1997 to open their telecommunications markets to foreign investments by 1998. The effect on the Company of the FCC's foreign ownership rules cannot be determined.

  Federal Legislation. The recently-enacted Telecommunications Act, among other things, is intended to establish competition with local exchange carriers ("LECs") as a national policy by preempting state and local laws that prohibit competition in the local exchange market and by the establishment of certain requirements, including interconnection requirements, the offering of local network elements on an unbundled basis and other LEC requirements with respect to resale, number portability, dialing parity, access to rights-of-way and mutual compensation. The Telecommunications Act authorizes the FCC to provide regulatory flexibility for LECs and other telecommunications companies for which regulation is no longer necessary, the Telecommunications Act also provides specific guidelines under which RBOCs can provide in-region long distance services. Upon enactment, RBOCs have been authorized to provide out-of-region long distance services permitting them to compete with the Company in the provision of domestic long distance services. As long as these services are provided by affiliates of the RBOCs, and not directly by them, the FCC does not apply dominant carrier regulation. The Telecommunications Act also contains provisions that permit the FCC to forbear from applying certain provisions of the Telecommunications Act and common carrier regulations to non-dominant carriers. Such FCC action could reduce some of the Company's regulatory requirements, such as filing specific rates for its domestic interstate services. The forebearing of filing tariffs provided for by an FCC ruling in late 1996 is still uncertain providing the outcome of a legal challenge before the U.S. Court of Appeals in the District of Columbia. The Telecommunications Act also imposes certain requirements on all telecommunications carriers to facilitate the entry of new telecommunications providers. All carriers must permit interconnection of their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Again, the FCC's rule--"interconnection order"--implementing the Act has been challenged in court, with the outcome uncertain and not expected before summer 1997. In addition, the Telecommunications Act requires all telecommunications providers to contribute equitably to a Universal Service Fund, although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal.

  Certain provisions of the Telecommunications Act could materially affect the growth and operation of the telecommunications industry and the services provided by the Company. There are currently numerous rulemakings being undertaken by the FCC which interpret and implement the Telecommunications Act's provisions. Certain rules have been, and likely will continue to be, judicially challenged. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the new legislation and the rulemakings on the Company.

  Effect of Foreign Laws of Certain Termination Arrangements. The Company has entered into and expects to continue to enter into certain termination arrangements with alternative foreign carriers that are not the dominant carriers in their respective foreign countries. These arrangements involve the termination of U.S. originated traffic over private leased lines into foreign countries and may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized and that in the future such arrangements may be expressly approved by foreign regulatory agencies. Nevertheless, at this time the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies relating to private line resale. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company, including rescission of the Company's Section 214 License. In addition, the operations of alternative carriers like the Company's partners, who compete with the PTT, may not be permitted by foreign regulatory agencies. The alternative foreign carriers with whom the Company enters into such arrangements, and perhaps the Company itself, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company's business relationships with such foreign PTTs. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign PTTs) could have a material adverse effect on the Company's business, operating results and financial condition.

RISK FACTORS

  An investment in the Common Stock of the Company involves a high degree of risk. Prospective investors should consider carefully the following risk factors, together with the other information contained in this Annual Report, in evaluating the Company and its business before purchasing shares of Common Stock. In particular, prospective investors should note that this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and actual results could differ materially from those projected in the forward-looking statements as a result of numerous factors, including changes in international settlement rates, changes in the ratios between outgoing and incoming traffic, foreign currency fluctuations, termination of certain operating agreements, and other factors set forth below and elsewhere in this report.

DEPENDENCE ON OPERATING AGREEMENTS WITH FOREIGN PARTNERS

  Pacific Gateway's strategy is based on its ability to enter into operating agreements with foreign carriers, which the Company refers to as foreign partners, in each of the foreign countries it has targeted so it can terminate traffic in, and receive return traffic from, that country. The Company believes that it would not be able to serve its customers at competitive prices without such operating agreements. The operating agreements are generally for an unspecified term in accordance with industry practice, although many of the Company's foreign partners have mutual investments with the Company in digital undersea fiber optic cable to assure long-term telecommunications access between their respective countries and the United States. While the Company has been successful in negotiating and maintaining operating agreements, none of which has been terminated to date, the trend toward deregulation of telephone communications in many countries and a significant reduction in outgoing traffic carried by Pacific Gateway, among other things, could cause foreign partners to terminate their operating agreements, or could cause such operating agreements to have substantially less value to the Company. Such termination by certain of the Company's foreign partners could have a material adverse effect on the Company's business. Moreover, there can be no assurance that the Company will be able to enter into additional operating agreements in the future. The failure to enter into additional operating agreements could limit the Company's ability to increase its revenues on a profitable basis. See "Business--Industry Background--Operating Agreements" and "Business--Operating Agreements."

MANAGING RAPID GROWTH

  The Company is experiencing a period of rapid growth which is expected to continue to place a significant strain on the Company's management, operational and financial resources. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, to purchase and utilize more digital undersea fiber optic cable and other transmission facilities and to expand, train and manage its employee base. Inaccuracies in the Company's forecasts of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses. The Company's overflow traffic is handled by other international carriers to which the Company pays per minute usage fees. The Company is not able to assure that the quality of these services is commensurate with the transmission quality provided by the Company. If the Company is not able to manage its growth effectively or maintain the quality of its service, the Company's business may be adversely affected.

RISKS OF INTERNATIONAL TELECOMMUNICATIONS BUSINESS

  The Company generates substantially all its revenues by providing international wholesale telecommunications services to its customers. The Company's operations are subject to certain risks, such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs, taxes and other trade barriers, as well as political and economic instability. The Company's revenues and cost of long distance services are sensitive to changes in international settlement rates, changes in the ratios between outgoing and incoming traffic and foreign currency fluctuations. International rates charged to customers are likely to decrease in the future for a variety of reasons, including increased competition between existing carriers, new entrants into niche markets and the consummation of joint ventures among large international carriers that facilitate targeted pricing and cost reductions. In addition, the Company's business could be adversely affected by a reversal in the current trend toward deregulation of government-owned telecommunications carriers. There can be no assurance that the Company will be able to increase its traffic volume or reduce its operating costs sufficiently to offset any resulting rate decreases.

  The Company has entered into and expects to continue to enter into certain termination arrangements with alternative foreign carriers that are not the dominant carriers in their respective foreign countries. These arrangements involve the termination of U.S. originated traffic over private leased lines into foreign countries and may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized and that in the future such arrangements may be expressly approved by foreign regulatory agencies. Nevertheless, the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies relating to private line resale. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company, including rescission of the Company's Section 214 License. In addition, the operations of alternative carriers like the Company's partners, who compete with the PTT, may not be permitted by foreign regulatory agencies. The alternative foreign carriers with whom the Company enters into such arrangements, and perhaps the Company itself, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company's business relationships with such foreign PTTs. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign PTTs) could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON AVAILABILITY OF TRANSMISSION FACILITIES

  The future profitability of the Company will depend in part on its ability to obtain transmission facilities on a cost-effective basis. Because digital undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic. The Company does not control the planning or construction of digital undersea fiber optic transmission facilities and must seek access to such facilities through partial ownership positions. If ownership positions are not available, the Company must seek access to such facilities through lease arrangements on negotiated terms that may vary with industry and market conditions. The Company currently has partial ownership interests in 14 digital undersea fiber optic cable systems. In addition, unlike AT&T, MCI, Sprint and WorldCom, the Company does not have direct access from its gateway switches to the digital undersea fiber optic cable heads, and is required to lease these facilities from these competitors of the Company. The cost of leasing access from the gateway switches to the digital undersea fiber optic cable heads is currently approximately 0.3% of the Company's revenue. There can be no assurance of continued availability of transmission facilities or access to digital undersea fiber optic cable heads on economically viable terms. See "Business--International Network."

COMPETITION

  The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international telecommunications services market is dominated by AT&T, MCI and Sprint. The Company also competes with WorldCom and other carriers in certain markets. As the Company's network expands to serve a broader range of customers, Pacific Gateway expects to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than the Company. Moreover, the Company is likely to be subject to additional competition as a result of the formation of global alliances among the largest telecommunications carriers. The Company also faces competition from companies offering resold international telecommunications services. The Company expects that competition from such resellers will increase in the future in tandem with increasing deregulation of telecommunications markets worldwide.

  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Such technologies include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications and digital wireless communication systems such as personal communications services ("PCS"). The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. There can be no assurance that the Company will be able to maintain its competitive position in the future.

  As a consequence of its classification, as a non-dominant carrier in the domestic interstate and international markets, AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints, including reduced tariff notice requirements, which should make it easier for AT&T to compete with alternative carriers such as the Company in the interstate, domestic interexchange market as well as the international market. AT&T's reclassification as a non-dominant carrier for international services could have an adverse effect on the Company because certain regulations, such as the price cap regulation and extended tariff notice periods, applicable to AT&T as a dominant carrier no longer apply. These reduced regulatory requirements could make it easier for AT&T to compete with the Company.

  The recently enacted Telecommunications Act permits and is designed to promote additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies, including the RBOCs. RBOCs have begun to enter the international telecommunications market via resale to customers residing out of the RBOCs' region. Among other existing or potential competitors of the Company, the RBOCs, have significantly more resources than the Company. See "Business--Competition" and "Business--Government Regulation."

DEPENDENCE ON KEY PERSONNEL

  The Company is dependent on the efforts of Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer; Gail E. Granton, Executive Vice President, International Business Development and

Secretary; Ronald D. Anderson, Vice President, Operations and Engineering; Robert F. Craver, Senior Vice President, International Relations; Fred A. Weismiller, Executive Vice President, International Marketing and Sandra D. Grey, Chief Financial Officer, as well as a group of employees with long-standing industry relationships and technical knowledge of the Company's operations. The loss of the services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key person life insurance on any of its officers or employees. The Company's future success will also depend on its ability to attract and retain additional management, technical and sales personnel required in connection with the growth and development of its business. See "Executive Officers and Key Members of Management."

CAPITAL EXPENDITURES; POTENTIAL NEED FOR ADDITIONAL FINANCING

  The facilities-based telecommunications industry requires substantial capital investment in switching and peripheral equipment and digital undersea fiber optic cables. Growth in the number of minutes transmitted, international locations and customers served by the Company will require additional investment in equipment and facilities. While the Company believes that its existing and anticipated sources of liquidity, should be sufficient to fund its capital requirements for the foreseeable future, certain events may occur that would require the Company to obtain additional financing. Such events could include faster than expected growth or lower than anticipated funds generated from operations. There can be no assurance that the Company will be able to raise additional financing, or, if raised, that the terms of such financing will be favorable to the Company.

GOVERNMENT REGULATION

  The Company's business is subject to various federal laws, regulations, regulatory actions and court decisions which may have negative effects on the Company. The Company's interstate and international facilities-based and resale services are subject to regulation by the FCC, and regulations promulgated by the FCC are subject to change in the future. The Company may also be subject to regulation in foreign countries in connection with certain of its business activities. For example, the Company's use of transit agreements or arrangements, if any, may be affected by laws or regulations in either the transited or terminating foreign jurisdiction. There can be no assurance that foreign countries will not adopt laws or regulatory requirements that could adversely affect the Company. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company or that regulators or third parties will not raise material, including taking enforcement actions, issues with regard to the Company's compliance with applicable regulations.

  The FCC recently further streamlined its regulation of non-dominant international carriers to provide that their tariffs and any revisions thereto are effective upon one day's notice in lieu of the previous 14-day notice period. The Company has filed international tariffs (for switched and private line services) with the FCC. The Company has also filed a domestic tariff with the FCC. With respect to international services, the Company has obtained facilities-based Section 214 authorizations to operate its channels of communication via satellites and undersea fiber optic cables. The FCC recently reduced the filing requirements for facilities-based authorizations. Section 214 resale authority is also required to resell international services. The Company has obtained all required authorizations from the FCC to use its various transmission media for the provision of international switched services and international private line services. In addition, the FCC is presently considering certain international policy issues in other rulemaking proceedings either upon the Commission's own initiative or in response to specific applications and petitions filed by other telecommunications carriers. The resolution of these proceedings could have an adverse effect on the Company's business.

  The Company is also required to conduct its international business in compliance with the FCC's international settlements policy ("ISP"). The ISP establishes the permissible boundaries for U.S.-based carriers and their foreign counterparts to settle the cost of terminating each other's traffic over their respective networks. At the end of 1996 the FCC initiated a rulemaking proceeding directed at reducing the settlement rates U.S.

carriers pay foreign carriers for terminating U.S. calls overseas. While the outcome of this rulemaking may have beneficial effects on the Company, there can be no assurance that it will not have a material adverse effect on the Company's business in the end.

  The FCC also issued a new international settlement order, under it U.S.- based carriers can apply for waivers to the FCC's uniform settlement policy and the FCC's proportionate return policy. Such waivers if granted, would allow carriers to negotiate more flexible operating agreements. Before granting a waiver to its ISP, the FCC must find that the relevant foreign country has a competitive telecommunications market. While only the United Kingdom and Canadian markets currently appear to qualify as such, the FCC may also consider waivers for arrangements with non-dominate carriers from countries in the process of becoming competitive. The Company is unable to predict how the FCC's new international settlement order will affect the Company's business.

FOREIGN OWNERSHIP

  The Communications Act limits the ownership of an entity holding a common carrier radio license by non-U.S. citizens, foreign corporations and foreign governments. The Company does not currently hold any radio licenses. Through its Foreign Market Entry Order of November 1995, the FCC expanded foreign ownership limitation to certain investments in holders of international
Section 214 authorizations. An investment of 25% or more by a foreign carrier with market power, such as the traditional foreign public operating companies, would be approved by the FCC only if the foreign market provides similar competitive economic opportunities to US companies or if other US public interests would be served by the approval. Foreign investments by foreign carriers without market power or investments significantly below 25% would not trigger the FCC's additional screening. The FCC has recently begun to review its Foreign Market Entry Order after the United States and other countries agreed in the context of the WTO in February 1997 to open their telecommunications markets to foreign investments by 1998. The effect on the Company of the FCC's foreign ownership rules cannot be determined.

FEDERAL LEGISLATION

  The 1996 Telecommunications Act substantially revises the Communications Act. The legislation is designed to promote competition in all telecommunications markets by, among other things, permitting the FCC to relax regulations for local exchange carriers and other telecommunications carriers where the public interest and competition warrant. To the extent such flexibility is provided, the Company's ability to compete for certain services may be adversely affected. The legislation also provides specific guidelines under which the RBOCs can provide in-region long distance services. Under the Telecommunications Act, RBOCs are authorized to provide out-of-region services, which permit the RBOCs and other carriers to provide domestic and international long distance services. The FCC has proposed rules to govern the entry of RBOCs into the out-of-region interstate, interexchange market. Among other things, the FCC has proposed to allow affiliates of RBOCs that provide out-of-region interstate, interexchange service to be regulated as non-dominant carriers, under certain circumstances. The Company's business could be adversely affected by competition from the RBOCs, which typically have greater resources than the Company, and from other carriers that have expanded opportunities to provide domestic and international services.

  The Telecommunications Act also imposes certain requirements on all telecommunications carriers to facilitate the entry of new telecommunications providers. All carriers must permit interconnection of their networks with other carriers and may not deploy network features and functions that interfere with interoperability. The FCC Interconnection Order, which implements the statutory provisions, has not taken effect pending a court challenge brought by certain RBOCs. In addition, the Telecommunications Act requires all telecommunications providers to contribute equitably to a Universal Service Fund, although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal. There can be no assurance that the Company would be exempt from contributing to a Universal Service Fund.

  Certain provisions of the Telecommunications Act could materially affect the growth and operation of the telecommunications industry and the services provided by the Company. There are numerous rulemakings undertaken or to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. Further, certain of the Telecommunications Act's provisions have been, and likely will continue to be, judicially challenged. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the new legislation and the rulemakings on the Company.

  In February of 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade Organization (the "WTO"). The agreement, which still needs ratification by the signatories before entering into effect on January 1, 1998, seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and to adopt pro-competitive regulatory principles. The Company is unable to predict the effect this agreement will have on the Company.

  There can be no assurance that current laws and FCC and other regulations will not be amended or modified. Any such amendment or modification could have an adverse effect on the Company's business.

RELATIONSHIP WITH MATRIX

  Revenues from Matrix accounted for approximately 12.6%, 22% and 44% of the Company's revenues in 1996, 1995 and 1994, respectively. The Company expects revenues from Matrix to continue to decline as a percentage of total revenue although there is no assurance that this trend will continue. Matrix is currently one of Pacific Gateway's largest customers, accounting for approximately 9.7% of the Company's revenues for the fourth quarter of 1996. The loss of Matrix as a customer could have an immediate and material adverse effect on the Company's business. The largest shareholders of Matrix--Mr. Jensen, members of his family, Mr. Neckowitz and Ms. Granton--are also the majority shareholders of Pacific Gateway. Due to their ownership interests in Matrix and the close connection between the business of the Company and the operations of Matrix, the interests of Mr. Jensen, Mr. Neckowitz and Ms. Granton may conflict with the Company's interest in certain circumstances. Pursuant to an agreement dated May 1, 1995, as amended, Matrix agreed to send substantially all its international telecommunications traffic and its domestic telecommunications traffic in the Northeast and California through the Company's network until November 1996, subject to earlier termination if the Company did not match a bona fide competitive pricing offer Matrix may have received from a third party. The term of the agreement automatically extends on a month-to-month basis. Either party may terminate the agreement by giving the other 30 days' notice of termination. There can be no assurance whether or on what terms such agreement will be continued. See "Business-- Customers."

CONCENTRATION OF CREDIT RISK

  Seven of the Company's customers accounted for approximately 52% and 55% of gross accounts receivable as of December 31, 1996 and December 31, 1995, respectively. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable from its customers. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been insignificant and within management's expectation.

ANTI-TAKEOVER PROVISIONS

  The Company's Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock (the "Preferred Stock") and to determine the price, rights, preferences and privileges of those shares without any further vote or actions by the stockholders. The number of authorized shares of Preferred Stock will be increased to 5,000,000, and the number of authorized shares of Common Stock will be increased from 25,000,000 to 50,000,000, if the Company's stockholders approve the proposed amendment to the Company's Certificate of Incorporation at the 1997 annual meeting. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and serving other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's bylaws, including provisions that provide that the exact number of directors shall be determined by a majority of the Board of Directors, that the vacancies on the Board of Directors may be filled by a majority vote of the directors then in office, though less than a quorum, may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. See "Executive Officers and Members of Management".

CONTROL OF COMPANY BY PRE-INITIAL PUBLIC OFFERING SHAREHOLDERS

  Stockholders of the Company who owned shares of Common Stock prior to the Company's initial public offering ("Original Stockholders") in the aggregate own and control approximately 67% of the outstanding shares of Common Stock. As a result of their ownership of shares of Common Stock, these stockholders of the Company, acting together, have the power to control the management and policies of the Company. Mr. Neckowitz has proxies to vote a total of 8,245,820 shares of Common Stock held by members of the Jensen family and a proxy to vote a total of 1,020,414 shares held by Ms. Granton. These proxies, combined with the shares owned by Mr. Neckowitz, give him the right to vote approximately 60% of the outstanding shares of Common Stock of the Company.

SHARES ELIGIBLE FOR FUTURE SALE

  Future sales of Common Stock in the public market by the Original Stockholders of the Company could adversely affect the market price for the Common Stock. As of March 27, 1997 there were 18,896,490 shares of Common Stock outstanding that could be sold in the public market, subject to limitations contained in Rule 144 under the Securities Act of 1933, as amended. The volume limitations of Rule 144 will apply to the sale of these shares as long as the shares are held by affiliates of the Company. Sales of substantial amounts of shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of the Common Stock and impair the Company's ability to raise capital through the sale of equity securities.

POSSIBLE VOLATILITY OF STOCK PRICE

  Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company or its competitors, including results of operations, technological innovations, government regulations, proprietary rights or significant litigation, may have a significant impact on the market price of the Company's Common Stock.

DIVIDEND POLICY

  The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

EMPLOYEES

  As of December 31, 1996, Pacific Gateway had 49 full-time employees, of which 6 were engaged in international relations, 22 in operations, engineering, and information systems, 12 in sales, customer support and business development and 9 in administration.

ITEM 2. PROPERTIES

  The principal offices of the Company are located in 8444 square feet of space in Burlingame, California. The Company leases this space under an agreement which expires in April 1999. The Company also leases a total of approximately 19,600 square feet in New York, Los Angeles and Dallas as sites for its switching facilities. In addition, the Company leases approximately 3,000 square feet of office space in Houston, Tarzana, California and Riverside, California for its operations. The Company believes that its facilities are adequate to support its current needs and that suitable additional facilities will be available, when needed, at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended December 31, 1996.

               EXECUTIVE OFFICERS AND KEY MEMBERS OF MANAGEMENT

  Set forth below are the names, ages, positions and certain other information concerning the current executive officers and other key members of management of the Company.

  The executive officers of the Company are as follows:

      NAME                             AGE POSITION
      ----                             --- --------
      Howard A. Neckowitz.............  43 President and Chief Executive Officer
      Gail E. Granton.................  41 Executive Vice President,
                                            International Business
                                            Development and Secretary
      Sandra D. Grey..................  30 Chief Financial Officer
      Ronald D. Anderson..............  40 Senior Vice President,
                                            Operations and Engineering
      Robert F. Craver................  54 Senior Vice President,
                                            International Relations
      Fred A. Weismiller..............  55 Executive Vice President,
                                            International Marketing

  Other key members of management of the Company are as follows:

      NAME                             AGE POSITION
      ----                             --- --------
      Katherine A. Chapman............  30 Director, Customer Programs
      William R. Haner................  43 Vice President, International Sales
      Joyce R. Hewins.................  33 Vice President, Carrier Marketing

  MR. HOWARD A. NECKOWITZ has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in August 1991. Mr. Neckowitz previously served as a consultant to major U.S. and overseas telecommunications companies with respect to valuation and due diligence processes for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operations in various countries. Prior to his consulting experience, Mr. Neckowitz served from 1982 to 1986 as Director, International Services, at GTE Sprint, where he founded and developed GTE Sprint's international services operation. In this position he was responsible for feasibility analyses supporting GTE Sprint's entrance into the international switch service market. From 1977 to 1982, Mr. Neckowitz worked at AT&T in its Overseas Department.

  MS. GAIL E. GRANTON has served as Executive Vice President, International Business Development, Secretary and a member of the Board of Directors of the Company since its inception in August 1991. From August 1991 to August 1996, she served as Chief Financial Officer of the Company. From 1986 to August 1991, Ms. Granton served as a consultant to major U.S. and overseas telecommunications companies, focusing on the valuation and due diligence process for the acquisition of ongoing foreign telecommunication operations and the start-up of competitive carrier operations for international, long distance, local and cellular operation in various countries. From 1982 to 1986, Ms. Granton worked in the International Department of GTE Sprint as a Manager, International Business Development, reporting to Mr. Neckowitz.

  MS. SANDRA D. GREY has served as Chief Financial Officer of the Company since 1996. From 1989 to 1996 Ms. Grey worked for Telecom New Zealand, the primary provider of telecommunications services in New Zealand, where she was Chief Financial Officer of the International subsidiary. Ms. Grey has more than 7 years experience in international telecommunications.

  MR. RONALD D. ANDERSON has served as Senior Vice President, Operations and Engineering of the Company since December 1992. From 1986 to 1992, Mr. Anderson served in a similar position with TRT International, Inc., an international telecommunications carrier that has since been acquired by WorldCom. Mr. Anderson has more than 15 years of experience in domestic and international telecommunications engineering and operations, with significant experience in international signaling and transmission for cable and satellite, PTT technical interface and bilateral technical negotiations.

  MR. ROBERT F. CRAVER has served as Senior Vice President, International Relations of the Company since February 1994. Prior to joining the Company, Mr. Craver worked at GTE Hawaiian Telephone Co., Inc. from 1987 to 1994. While at GTE Hawaiian Telephone, Mr. Craver directed that company's international program as Director of International Services. Mr. Craver has also held international positions at Sprint and AT&T, for a total of more than 20 years of experience in the international telecommunications industry. Mr. Craver has extensive experience in international negotiations with foreign partners and has served as an officer of the Pacific Telecommunications Council.

  MR. FRED A. WEISMILLER joined the Company in November 1994 as Executive Vice President, International Marketing. Mr. Weismiller's responsibilities include developing the valued-added long distance services which can be sold to U.S. carriers and to carriers in developing overseas markets. From 1991 to 1994, Mr. Weismiller served as Managing Director and Executive Director, Sales and Marketing at Telecom New Zealand. Mr. Weismiller has 25 years of experience in international and domestic telecommunications management, including 20 years with AT&T, where his final assignment was in Hong Kong as the Managing Director of the AT&T Regional Technical Center from 1989 to 1990.

  MS. KATHERINE A. CHAPMAN has served as Director, Customer Programs for the Company since April 1995. From 1989 to April 1995, Ms. Chapman served in various positions with Cable & Wireless of North America. While at Cable & Wireless, Ms. Chapman had various responsibilities including sales, marketing, and customer support for commercial customers, managing and maintaining a wholesale customer base, and developing the marketing strategy for dedicated access customers. Ms. Chapman has over seven years of experience in the telecommunications industry.

  MR. WILLIAM R. HANER has served as Vice President, International Sales, of the Company since January 1995. From 1993 to 1994, Mr. Haner served in a similar position with IDB Communications Group, Inc., an international telecommunications company which has since been acquired by WorldCom. From 1985 to 1993, Mr. Haner was a Director of Sales for TRT International, Inc., where he was responsible for international data services and implementing enhanced facsimile services. Mr. Haner has more than 14 years of sales experience with long distance carriers and commercial customers.

  MS. JOYCE R. HEWINS joined the Company in December 1993 as Vice President, Carrier Marketing, to develop a U.S. carrier marketing program for the Company. Prior to joining the Company, Ms. Hewins was Director, Carrier Services, at West Coast Communications, where she was responsible for carrier marketing from 1992 to 1993. Ms. Hewins was also Director, Carrier Services at Com System, Inc., a domestic long distance telecommunications company, where she was responsible for developing the carrier marketing program from 1984 to 1992. Ms. Hewins has more than 11 years of experience in the telecommunications industry.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS

  The Common Shares were initially offered to the public on July 19, 1996 at a price of $12.00 per share. The Common Shares are quoted on the NASDAQ National Market under the symbol "PGEX."

  The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported by the NASDAQ National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                 HIGH     LOW
                                                                ------- -------
      Quarter ended September 30, 1996 (from July 19, 1996).... $ 31.00 $ 12.00
      Quarter ended December 31, 1996.......................... $37.125 $25.875

  As of March 27, 1997, there were 109 holders of record of the Common Shares.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                            YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                       1996     1995     1994    1993    1992
                                     --------  -------  ------- ------  ------
                                       (IN THOUSANDS EXCEPT PER SHARE AND
                                      REVENUES PER MINUTE OF USE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues.......................... $162,426  $76,416  $20,913 $5,048  $  800
  Cost of long distance services....  140,340   66,346   17,196  4,036     587
                                     --------  -------  ------- ------  ------
    Gross margin....................   22,086   10,070    3,717  1,012     213
  Selling, general and
   administrative expenses..........   11,113    5,467    2,273  1,008     531
  Depreciation......................    2,044    1,124      410    104      17
                                     --------  -------  ------- ------  ------
    Operating income (loss).........    8,929    3,479    1,034   (100)   (335)
  Interest expense/(income), net....     (885)     538      193     12     --
  Other expenses....................      129      --       --     --      --
                                     --------  -------  ------- ------  ------
    Income (loss) before income
     taxes..........................    9,685    2,941      841   (112)   (335)
  Provision for income taxes........    3,877    1,155      205    --      --
                                     --------  -------  ------- ------  ------
    Net income (loss)............... $  5,808  $ 1,786  $   636 $ (112) $ (335)
                                     ========  =======  ======= ======  ======
  Net income (loss) per share--
   primary.......................... $   0.35  $  0.12  $  0.04 $(0.01) $(0.03)
                                     ========  =======  ======= ======  ======
  Weighted average shares
   outstanding......................   16,737   14,300   14,300 14,300  11,128
OTHER OPERATING DATA:
  EBITDA (1)........................ $ 10,973  $ 4,603  $ 1,444 $    4  $ (318)
  Capital Expenditures.............. $ 18,669  $ 7,233  $ 3,745 $1,542  $   66
  Minutes of use....................  563,495  252,925   61,690 13,580     N/A
  Revenues per minute use........... $   0.29  $  0.30  $  0.34 $ 0.37     N/A
  Estimated return traffic revenue
   backlog (2)...................... $ 13,719  $ 6,142  $   986 $  158     --
                                               AS OF DECEMBER 31,
                                     -----------------------------------------
                                       1996     1995     1994    1993    1992
                                     --------  -------  ------- ------  ------
BALANCE SHEET DATA
  Cash and cash equivalents......... $ 45,563  $ 1,792  $     9 $   63  $  129
  Working capital (deficit).........   35,051   (6,412)     242   (865)     37
  Total assets......................  103,816   29,756   12,301  4,130   1,007
  Revolving line of credit..........      --     3,000      --     --      --
  Revolving line of credit, related
   party............................      --     2,420    4,488    718     --
  Stockholders' equity..............   62,472    2,891    1,104    468     580

--------
(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
(2) Represents management's estimates of the revenue to be received from delayed proportional return traffic that are based on the anticipated ratios between outgoing and incoming traffic and the anticipated settlement rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Pacific Gateway was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. The Company operates an international network consisting of international and domestic switching facilities in Los Angeles, New York and Dallas, partial ownership interests in 14 digital undersea fiber optic cable systems in the Atlantic, Pacific and Caribbean regions and operating agreements with foreign carriers that provide for the exchange of telecommunications traffic. As of December 31, 1996, the Company had operating agreements with 30 foreign carriers in 24 countries around the world, which provide for the exchange of telecommunications traffic with these carriers. The Company's revenues are derived primarily from the sale of international telecommunications services to U.S.-based carriers on a wholesale basis and from the traffic received by the Company under operating agreements with its foreign partners. Substantially all the Company's remaining revenues are derived from the sale of domestic switched services to Matrix. As of December 31, 1996, the Company provided its services to approximately 75 U.S.-based long distance carriers.

  The majority of the Company's costs are variable and consist of payments to foreign partners for the termination of traffic, payments to other providers of long distance services for transmission services to countries where the Company does not have operating agreements, payments to domestic carriers for the termination of overseas-originated traffic in the United States where the Company does not have its own domestic network and payments to local exchange companies for access charges for originating and terminating international and domestic traffic where the Company has its own domestic network. The Company generally enters new markets by establishing operating agreements with foreign partners and by investing in or leasing digital undersea fiber optic cable in order to cost-effectively carry and terminate traffic. The Company seeks to have partial ownership positions in cable systems where it believes its customers' demand will justify the investment in those fixed assets. Although the Company is generally able to earn a higher gross margin on traffic routed through its owned circuits relative to leased routes, Pacific Gateway will continue to buy usage-sensitive transmission capacity on a per minute basis from other U.S. facilities-based international carriers on routes where traffic volumes are relatively low or inconsistent, as well as to manage overflow traffic on busy routes.

  Under its operating agreements, the Company typically agrees to send U.S.- originated traffic to its foreign partners and its foreign partners agree to send a proportionate amount of return traffic via the Company's network at negotiated rates. These agreements contractually obligate the foreign partners to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to U.S.-based international carriers, such as the Company, in the same proportion as traffic carried into the foreign country. The Company and its foreign partners typically settle the amounts owed to each other in cash on a net basis, subsequent to the receipt of return traffic. The Company records the amount due to the foreign partner as an expense in the period the Company's traffic is delivered.

  Of the Company's operating agreements currently in service, eleven provide that the Company generally must wait up to six months before it actually receives the proportional return traffic. The delay period between the Company's delivery of U.S.-originated traffic and the receipt of the proportional return traffic enables the carriers to determine the appropriate traffic exchange ratio based on the Company's relative market share on a particular route. As a result, the Company delivers outbound traffic and generally recognizes a loss in the period in which it sells to its customers because amounts due to foreign partners generally exceed revenues from customers on outbound traffic. The Company then recognizes revenues with minimal associated cost on the associated return traffic on a six month delayed basis. The rates that the Company charges its customers are established at a level such that the Company expects to recognize a gross profit on the combined transactions.

  The Company's selling, general and administrative expenses consist primarily of personnel costs and selling commissions related to its U.S. wholesale business. The Company has developed its own customized billing and management information system. See "Business--Billing and Management Information Systems."

  The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           ---------------------
                                                            1996    1995   1994
                                                           ------  ------ ------
      Revenues............................................ 100.0%  100.0% 100.0%
      Cost of long distance services......................  86.4%   86.8%  82.2%
                                                           ------  ------ ------
          Gross margin....................................  13.6%   13.2%  17.8%
      Selling, general and administrative expenses........   6.8%    7.2%  10.9%
      Depreciation........................................   1.3%    1.5%   2.0%
                                                           ------  ------ ------
          Total operating expenses........................   8.1%    8.7%  12.9%
                                                           ------  ------ ------
          Operating income................................   5.5%    4.5%   4.9%
      Interest expense/(income), net......................  (0.5%)   0.7%   0.9%
      Other expenses......................................   0.0%    0.0%   0.0%
                                                           ------  ------ ------
        Income before income taxes........................   6.0%    3.8%   4.0%
      Provision for income taxes..........................   2.4%    1.5%   1.0%
                                                           ------  ------ ------
          Net income......................................   3.6%    2.3%   3.0%
                                                           ======  ====== ======

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Revenues: Total revenues in 1996 increased 113% to $162.4 million from $76.4 million in 1995. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 30 at December 31, 1996 from 21 at December 31, 1995 and a 70% increase in the number of wholesale carrier customers to 75 at December 31, 1996 from 44 at December 31, 1995. As a result, total minutes have increased 123% from last year while the average price per minute charged to customers has slightly declined to 29 cents compared to 30 cents last year. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the United States and the increase in the incidental United States domestic terminating traffic, are factors influencing the average customer price per minute. During the year (as in all previous years) Pacific Gateway sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as Pacific Gateway charges to terminate calls in the United States, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers. The revenue from Matrix increased to $20.5 million, or 12.6% of revenue, in 1996 from $17.2 million, or 22.5% of revenue, in 1995. The Company expects Matrix to continue to decline as a percentage of total revenue with the fourth quarter of 1996 being 9.7%.

  Gross Margin: Gross margin increased 119.3% to $22.1 million in 1996 from $10.1 million in 1995. As a percentage of revenue, gross margin increased from 13.2% in the prior year to 13.6% in the current year. This increase resulted from savings derived from a reduction in the transit or resale rates on the routes in which the Company does not have a direct operating agreement, a reduction in the foreign access charges on the routes in which the Company has a direct operating agreement and a reduction in the domestic termination rates in the United States. These savings were offset by the effects of an increase in the estimated return traffic revenue backlog which adversely effects the current gross margin. The cost of long distance service increased to $140.3 million for the year ended December 31, 1996 from $66.3 million at December 31, 1995. This increase in costs represents growth in outbound traffic on new and existing routes in advance of receiving proportional return traffic, resulting in an increase in the estimated delayed proportional return traffic backlog amount at December 31, 1996.

  Selling, General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses decreased from 7.2% in the prior year to 6.8% in the current year and the actual expenses increased 103.3% to $11.1 million from $5.5 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 49 at December 31, 1996 from 28 at December 31, 1995. The increase in sales commission expenses was primarily due to increased revenues.

  Depreciation: Depreciation increased 82% to $2.0 million in 1996 from $1.1 million in 1995. As a percentage of revenues, depreciation was 1.3% of revenue for the year ended December 31, 1996, and 1.5% in 1995. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired during 1996.

  Interest: The Company had interest revenue of $885 thousand in 1996 compared to interest expense of $538 thousand in 1995. This was due to the successful completion of the initial public offering in July 1996 resulting in the Company having $45.6 million in cash or cash equivalents and no line of credit outstanding at December 31, 1996 compared to $1.8 million of cash and $5.5 million owing under the lines of credit available to the Company at December 31, 1995.

  Income Tax: Income taxes increased to $3.9 million from $1.2 million, primarily due to increased operating income. The effective tax rate was 40% in 1996 and 39.3% in 1995.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Revenues: Total revenues in 1995 increased 266% to $76.4 million from $20.9 million in 1994. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 21 at December 31, 1995 from 12 at December 31, 1994, and a 193% increase in the number of wholesale carrier customers to 44 at December 31, 1995 from 15 at December 31, 1994. In addition to an increase in the revenue from Matrix to $17.2 million in 1995 from $9.2 million in 1994, the Company also received more return traffic from its foreign partners during 1995 with return traffic revenue increasing to $4.5 million in 1995 from $412 thousand in 1994.

  Gross Margin: Gross margin increased 173% to $10.1 million from $3.7 million primarily due to increased revenues. As a percentage of revenues, gross margin decreased from 17.8% in 1994 to 13.2% in 1995. This decrease was primarily the result of increased traffic on direct routes where the Company must generally wait up to six months for the return traffic. The amount of costs associated with operating agreements that provide for delayed proportional return traffic during the year increased to $17.7 million in 1995 from $1.2 million in 1994. This increase in costs represents growth in outbound traffic on new and existing routes in advance of proportional return traffic, and is expected to result in increased delayed proportional return traffic in the following six months.

  Selling, General and Administrative Expenses: Selling general and administrative expenses increased 139% to $5.5 million from $2.3 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 28 as of December 31, 1995 from 15 as of December 31, 1994. The increase in sales commission expenses was primarily due to increased revenues. Matrix provided certain data processing services to the Company for which the Company incurred expenses of $166 thousand and $35 thousand in 1995 and 1994, respectively. As a percentage of revenues, selling, general and administrative expenses decreased from 10.9% in the prior period to 7.2% in the current period.

  Depreciation: Depreciation increased 168% to $1.1 million from $410 thousand. As a percentage of revenues, depreciation decreased to 1.5% in the current period from 2.0% in the prior period. The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired in 1995.

  Interest Expense: Interest Expense increased 179% to $538 thousand from $193 thousand. This increase was a result of increased borrowings under the Company's revolving credit facility with a principal stockholder of the Company, which borrowings were used to finance the acquisition of long distance communications equipment and ownership interests in digital undersea fiber optic cables.

  Income Taxes: Income taxes increased to $1.2 million from $205 thousand primarily due to increased operating income and a change in the effective tax rate. The effective tax rate was 39.3% in 1995 and 24.4% in 1994. The lower rate reflects utilization of certain net operating loss carryforwards.

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth statement of operations data for each of the Company's last eight calendar quarters and the percentage of the Company's revenues represented by each line item reflected therein. This information has been prepared on the same basis as the audited financial statements contained herein and, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        QUARTER ENDED:
                          ----------------------------------------------------------------------------
                          DEC. 31,  SEPT. 30, JUNE 30, MARCH 31, DEC. 31, SEPT. 30, JUNE 30, MARCH 31,
                            1996      1996      1996     1996      1995     1995      1995     1995
                          --------  --------- -------- --------- -------- --------- -------- ---------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues................  $49,204    $44,249  $36,733   $32,240  $25,339   $21,392  $17,560   $12,125
                          -------    -------  -------   -------  -------   -------  -------   -------
Cost of long distance
 services...............   41,113     37,449   32,649    29,130   22,247    18,904   15,154    10,041
                          -------    -------  -------   -------  -------   -------  -------   -------
 Gross margin...........    8,091      6,800    4,084     3,110    3,092     2,488    2,406     2,084
Selling, general and
 administrative
 expenses...............    3,854      3,054    2,250     1,956    1,643     1,536    1,295       993
Depreciation............      634        547      478       385      414       300      221       189
                          -------    -------  -------   -------  -------   -------  -------   -------
 Operating income.......    3,603      3,199    1,356       769    1,035       652      890       902
Interest
 expense/(income), net .     (643)      (488)      94       152      157       153      117       111
Other expenses..........       56         73      --        --       --        --       --        --
                          -------    -------  -------   -------  -------   -------  -------   -------
   Income before income
    taxes...............    4,190      3,614    1,262       617      878       499      773       791
Provision for income
 taxes..................    1,680      1,446      500       250      345       196      303       311
                          -------    -------  -------   -------  -------   -------  -------   -------
   Net income...........  $ 2,510    $ 2,168  $   762   $   367  $   533   $   303  $   470   $   480
                          =======    =======  =======   =======  =======   =======  =======   =======
   Net income per
    share--primary......  $  0.13    $  0.12  $  0.05   $  0.03  $  0.04   $  0.02  $  0.03   $  0.03
                          =======    =======  =======   =======  =======   =======  =======   =======
Other Operating Data:
 Revenues from delayed
  return traffic(1).....  $ 5,683    $ 4,535  $ 3,100   $ 3,042  $ 2,216   $ 1,260  $   792   $   194
                          =======    =======  =======   =======  =======   =======  =======   =======
Estimated return traffic
 revenue backlog(2).....  $13,719    $11,812  $10,946   $ 8,400  $ 6,142   $ 5,258  $ 3,476   $ 2,052
                          =======    =======  =======   =======  =======   =======  =======   =======


                                     AS A PERCENTAGE OF REVENUES FOR THE QUARTER ENDED:
                         ---------------------------------------------------------------------------
                         DEC. 31, SEPT. 30, JUNE 30, MARCH 31, DEC. 31, SEPT. 30, JUNE 30, MARCH 31,
                           1996     1996      1996     1996      1995     1995      1995     1995
                         -------- --------- -------- --------- -------- --------- -------- ---------
Revenues................  100.0%    100.0%   100.0%    100.0%   100.0%    100.0%   100.0%    100.0%
Cost of long distance
 services...............   83.6      84.6     88.9      90.3     87.8      88.4     86.3      82.8
                          -----     -----    -----     -----    -----     -----    -----     -----
 Gross margin...........   16.4      15.4     11.1       9.7     12.2      11.6     13.7      17.2
Selling, general and
 administrative
 expenses...............    7.8       6.9      6.1       6.1      6.5       7.2      7.4       8.2
Depreciation............    1.3       1.2      1.3       1.2      1.6       1.4      1.3       1.6
                          -----     -----    -----     -----    -----     -----    -----     -----
 Operating income.......    7.3       7.2      3.7       2.4      4.1       3.0      5.0       7.4
Interest
 expense/(income), net..   (1.3)     (1.1)     0.3       0.5      0.6       0.7      0.7       0.9
Other expenses..........    0.1       0.2      --        --       --        --       --        --
                          -----     -----    -----     -----    -----     -----    -----     -----
   Income before income
    taxes...............    8.5       8.2      3.4       1.9      3.5       2.3      4.3       6.5
Provision for income
 taxes..................    3.4       3.3      1.4       0.9      1.4       0.9      1.7       2.6
                          -----     -----    -----     -----    -----     -----    -----     -----
   Net income...........    5.1%      4.9%     2.1%      1.1%     2.1%      1.4%     2.6%      3.9%
                          =====     =====    =====     =====    =====     =====    =====     =====

--------
(1) Represents revenue from proportional return traffic under certain of the Company's operating agreements which require the Company to wait up to six months to receive the return traffic. The substantial majority of the direct costs associated with such revenue is recognized up to six months in advance of the receipt of the revenue.
(2) Represents management's estimates of the revenue to be received from delayed proportional return traffic that are based on the anticipated ratios between outgoing and incoming traffic and the anticipated settlement rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its rapid growth, including its capital expenditures, through funds provided by operations and the funds from the public offering completed in the third quarter of 1996. Due to the timing differences in the international settlements, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners which generally have 180 day terms as a result of the six month lag in the international settlement process.

  Net cash provided by operating activities was $13.9 million for the year ended December 31, 1996, $7.4 million for the year ended December 31, 1995 and ($78 thousand) for the year ended December 31, 1994. The increases in 1996 and 1995 were primarily a result of an increase in net income and accounts payable which exceeded the increases in accounts receivable. The decrease in 1994 was primarily the result of the increase in accounts receivable and notes receivable exceeding the increase in accounts payable.

  Net cash used in investing activities was $18.4 million for the year ended December 31, 1996 compared with $6.5 million for the year ended December 31, 1995 and $3.7 million for the year ended December 31, 1994. The expenditures in 1996, 1995, and 1994 were primarily for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

  Net cash provided by financing activities was $48.3 million for the year ended December 31, 1996, $933 thousand for the year ended December 31, 1995 and $3.8 million for the year ended December 31, 1994. During the third quarter of 1996, the Company completed an initial public offering of 6,057,050 shares, of which 4,940,050 shares were offered by the Company, which provided the Company with net proceeds of approximately $54.1 million. The Company used $3.3 million to repay an outstanding line of credit with a major shareholder of the Company. The cash balance at December 31, 1996, of $45.6 million, will be used to finance investment in international network facilities, working capital and offshore ventures, alliances or acquisitions. In 1994, the Company established a revolving credit facility with a major shareholder of the Company and in 1995 the Company established a revolving credit facility with a commercial lender. These lines of credit were repaid in the second and third quarters of 1996.

  The deficit in working capital excluding cash at December 31, 1996 is $10.5 million compared to a deficit of $7.7 million at December 31, 1995. This is due to the significant delay that occurs in both paying and receiving the actual cash for the minutes sent and received from overseas. This is offset by the estimated return traffic revenue backlog of $13.7 million at December 31, 1996 and $6.1 million at December 31, 1995.

  At December 31, 1996, the Company had outstanding commitments of $27,910,360 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. The Company believes that net proceeds from the public offering in the third quarter of 1996, together with cash provided by operating activities and other sources of liquidity, will be sufficient to meet its outstanding capital commitments, current capital expenditures and working capital needs through the end of 1997. However, the Company may raise additional funds through an equity offering or other financing arrangements to fund growth potential to the extent management identifies opportunities that are beneficial for the Company.

OTHER OPERATING DATA

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

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                      ----------------------
                                                       1996    1995     1994
                                                      ------- ------    ----
      Revenues received in current period from
       delayed return traffic(1)..................... $16,360 $4,462    $412
      Estimated delayed return traffic revenue
       backlog at end of period(2)...................  13,719  6,142(5)  986(5)
      Estimated delayed return traffic revenue
       backlog at end of preceding period(3).........   6,142    986      --
      Increase in estimated revenues from delayed
       return traffic(4).............................   7,577  5,156     986

--------
(1) Represents revenue recorded in the current period from certain of the Company's operating agreements which require the Company to wait up to six months to receive the return traffic. See Note 2 of the Notes to the Financial Statements.
(2) For the year ended December 31, 1995 and 1994 the amount reflects the revenue actually received by the Company from delayed return traffic for the six months following the end of such period. The amount as of December 31, 1996 reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending June 30, 1997, such estimate being based on the anticipated ratios between outgoing and incoming traffic and anticipated settlement rates.
(3) To reflect the increase (decrease in delayed return traffic revenue for each respective period, the information presented reflects, for the purpose of computing such increase/(decrease), the amount of the estimated return traffic revenue for the preceding period. For example, the amount set forth for the year ended December 31, 1996 is the amount of return traffic revenue backlog for the prior periods.
(4) The increase in the amount of estimated delayed return traffic revenue earned during year ended December 31, 1996, 1995 and 1994, is (1) for the period ending December 31, 1996, the difference between the amount of estimated delayed return traffic revenue backlog at December 31, 1996 and December 31, 1995, (2) for the period ending December 31, 1995, the difference between the amount of estimated delayed return traffic revenue backlog at December 31, 1995 and December 31, 1994 and (3) for the period ending December 31, 1994, the difference between the amount of estimated delayed return traffic revenue backlog at December 31, 1994 and December 31, 1993. The amount of the increase reflects management's estimate of such revenue earned in the particular six month period, although not reported on the Company's financial statements until up to six months later, under the operating agreements which require the Company to wait up to six months before such revenue is actually received pursuant to the contractual obligation of foreign carriers to deliver such return traffic. Historically the Company has realized an after tax net margin of approximately 50% on the amount of such revenues when these are received.
(5) At the end of each quarter, the Company determines the actual amount of delayed return traffic revenue received for each preceding six month period and uses this actual amount as the "estimated" return traffic backlog for the period ending six months earlier. As a result, in each current quarter and the immediately preceding quarter, the amounts represent estimates. However, in the preceding comparison period, the delayed return backlog represents the amount that the Company actually received in the ensuing six months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pacific Gateway Exchange, Inc.

  We have audited accompanying consolidated balance sheets of Pacific Gateway Exchange, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in Item 14(a) of the Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gateway Exchange, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 19, 1997

                         PACIFIC GATEWAY EXCHANGE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                                ----------------
                                                                  1996    1995
                                                                -------- -------
                            ASSETS
                            ------
CURRENT ASSETS:
Cash and cash equivalents.....................................  $ 45,563 $ 1,792
Accounts receivable, net of allowance for doubtful accounts of
 $1,679 in 1996
 and $824 in 1995.............................................    25,145  12,916
Accounts receivable, related party............................     3,066   3,262
Advances receivable, related party............................        --     175
Prepaids......................................................       729      --
Deferred income tax...........................................     1,184     368
                                                                -------- -------
    Total current assets......................................    75,687  18,513
PROPERTY AND EQUIPMENT:
Undersea fiber optic cables...................................    13,393   5,826
Long distance communications equipment........................    13,744   6,092
Computers and office equipment................................     1,362     749
Construction in progress......................................     2,837      --
                                                                -------- -------
                                                                  31,336  12,667
Less accumulated depreciation.................................     3,700   1,656
                                                                -------- -------
    Total property and equipment, net.........................    27,636  11,011
Deposits and other assets.....................................       493     452
                                                                -------- -------
    Total assets..............................................  $103,816 $29,976
                                                                ======== =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
Accounts payable..............................................  $ 36,472 $19,419
Accrued liabilities...........................................     1,304     772
Income taxes payable..........................................     2,493     735
Revolving line of credit......................................        --   3,000
Other liabilities.............................................       367     519
                                                                -------- -------
    Total current liabilities.................................    40,636  24,445
Deferred income tax...........................................       708     220
Revolving line of credit, related party.......................        --   2,420
                                                                -------- -------
    Total liabilities.........................................    41,344  27,085
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, authorized 1,000,000
 shares, no shares issued.....................................        --      --
Common stock, $.0001 par value, authorized 25,000,000, issued
 19,040,050, outstanding 18,896,490 shares in 1996 and issued
 and outstanding 14,100,000 shares in 1995....................         2       1
Additional paid in capital....................................    55,113     941
Retained earnings.............................................     7,757   1,949
Less cost of common stock held in treasury, 143,560 shares in
 1996.........................................................       400      --
                                                                -------- -------
    Total stockholders' equity................................    62,472   2,891
                                                                -------- -------
    Total liabilities and stockholders' equity................  $103,816 $29,976
                                                                ======== =======

          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996     1995    1994
                                                      --------  ------- -------
Revenues............................................. $141,912  $59,250 $11,702
Revenues--related party..............................   20,514   17,166   9,211
                                                      --------  ------- -------
    Total revenues...................................  162,426   76,416  20,913
Cost of long distance services.......................  140,340   66,346  17,196
                                                      --------  ------- -------
    Gross margin.....................................   22,086   10,070   3,717
Selling, general and administrative expenses.........   11,113    5,467   2,273
Depreciation.........................................    2,044    1,124     410
                                                      --------  ------- -------
    Total operating expenses.........................   13,157    6,591   2,683
                                                      --------  ------- -------
    Operating income.................................    8,929    3,479   1,034
Interest expense (income), net.......................     (885)     538     193
Other expenses.......................................      129       --      --
                                                      --------  ------- -------
  Income before income taxes.........................    9,685    2,941     841
Provision for income taxes...........................    3,877    1,155     205
                                                      --------  ------- -------
    Net income....................................... $  5,808  $ 1,786 $   636
                                                      ========  ======= =======
    Net income per share--primary.................... $   0.35  $  0.12 $  0.04
                                                      ========  ======= =======
    Net income per share--fully diluted.............. $   0.34  $  0.12 $  0.04
                                                      ========  ======= =======
Weighted average number of common shares
 outstanding--primary................................   16,737   14,300  14,300
                                                      ========  ======= =======
Weighted average number of common shares
 outstanding--fully diluted..........................   16,944   14,300  14,300
                                                      ========  ======= =======


          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
OPERATING ACTIVITIES:
Net income......................................... $  5,808  $ 1,786  $   636
Adjustments to net income:
  Depreciation.....................................    2,044    1,124      410
  Loss on sale of stock............................      129
  Compensation expense.............................       85
  Bad debts provision..............................      855      687      117
  Changes in operating assets and liabilities:
    Accounts receivable............................  (13,421)  (9,436)  (3,979)
    Accounts receivable, related party.............      196   (1,059)  (1,008)
    Notes and advances receivable..................      175     (175)     195
    Prepaid expenses...............................     (729)      --       --
    Deferred tax asset.............................     (816)    (314)     (53)
    Deposits and other assets......................     (107)    (243)    (106)
    Accounts payable...............................   17,053   12,782    3,693
    Accrued liabilities............................      532      700       72
    Other liabilities..............................     (152)     519       --
    Deferred tax liability.........................      488      220       --
    Federal income taxes payable (recoverable).....    1,758      790      (55)
                                                    --------  -------  -------
  Net cash provided by (used in) operating
   activities......................................   13,898    7,381      (78)
                                                    --------  -------  -------
INVESTING ACTIVITIES:
Purchase of property and equipment.................  (18,669)  (7,233)  (3,745)
Sale of stock (accepted as payment for accounts
 receivable) to related party......................       --      702       --
Sale of stock (accepted as payment for accounts
 receivable).......................................      274       --       --
                                                    --------  -------  -------
                                                     (18,395)  (6,531)  (3,745)
                                                    --------  -------  -------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.............   55,130       --       --
Payment of issuance costs..........................   (1,042)      --       --
Payment to acquire treasury stock..................     (400)      --       --
Borrowings on revolving lines of credit............    3,200    4,000    3,930
Repayments on revolving lines of credit............   (6,200)  (3,067)    (160)
Borrowings on revolving lines of credit, related
 party.............................................    3,000       --       --
Repayments on revolving lines of credit, related
 party.............................................   (5,420)      --       --
                                                    --------  -------  -------
Net cash provided by financing activities..........   48,268      933    3,770
                                                    --------  -------  -------
Net increase in cash and cash equivalents..........   43,771    1,783      (53)
Cash and cash equivalents at beginning of the
 period............................................    1,792       10       63
                                                    --------  -------  -------
Cash and cash equivalents at end of the period..... $ 45,563  $ 1,792  $    10
                                                    ========  =======  =======
SUPPLEMENTARY INFORMATION:
Interest paid during period........................ $    276  $   576  $   103
Income taxes paid during period.................... $  2,447  $   683  $   313

          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

                                 (IN THOUSANDS)

                            STOCK                                        TREASURY
                          COMMITTED COMMON STOCK  ADDITIONAL RETAINED      STOCK
                            TO BE   -------------  PAID-IN   EARNINGS  -------------
                           ISSUED   SHARES AMOUNT  CAPITAL   (DEFICIT) SHARES AMOUNT   TOTAL
                          --------- ------ ------ ---------- --------- ------ ------  -------
Balance January 1, 1994.     850         4  $ 0    $    92    $ (473)     --     --   $   469
  Issuance of Common
   Stock................    (850)       11    0        850        --      --     --        --
  Net Income............      --        --   --         --       636      --     --       636
                            ----    ------  ---    -------    ------    ----  -----   -------
Balance December 31,
 1994...................      --        15    0        942       163      --     --     1,105
  940 to 1 stock split..      --    14,085    1         (1)       --      --     --        --
  Net Income............      --        --   --         --     1,786      --     --     1,786
                            ----    ------  ---    -------    ------    ----  -----   -------
Balance December 31,
 1995...................      --    14,100    1        941     1,949      --     --     2,891
  Repurchase of Common
   Stock................      --        --   --         --        --    (144) $(400)     (400)
  Issuance of Common
   Stock, net of $1,042
   issuance costs.......      --     4,940    1     54,087        --      --     --    54,088
  Stock option
   compensation expense.      --        --   --         85        --      --     --        85
  Net Income............      --        --   --         --     5,808      --     --     5,808
                            ----    ------  ---    -------    ------    ----  -----   -------
Balance December 31,
 1996...................      --    19,040  $ 2    $55,113    $7,757    (144) $(400)  $62,472
                            ====    ======  ===    =======    ======    ====  =====   =======


          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

 Description of Business and Organization:

  Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company"), a Delaware corporation, owns and operates an international switched and domestic switched telecommunications network. The operations of Pacific Gateway have grown significantly as the result of entering into additional operating agreements with foreign partners and marketing to certain long distance companies in the United States which do not have their own international network.

 Principals of Consolidation:

  Consolidated Financial Statements include the accounts of Pacific Gateway and majority-owned and controlled subsidiaries. Investments in 20% to 50%-owned affiliates are accounted for on the equity method. Intercompany transactions have been eliminated.

 Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents:

  Cash equivalents consist primarily of money market accounts and called bonds with maturities of three months or less. The carrying amount reported in the accompanying balance sheets approximates fair market value.

 Property and Equipment:

  Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight line method over the following estimated useful lives:

      Undersea fiber optic cables.....................................  20 years
      Long distance communications equipment.......................... 5-7 years
      Computers and office equipment.................................. 4-7 years

  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the account balance, and any resulting gain or loss is reflected in results of operations.

 Income Taxes:

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

  Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

 Revenue Recognition:

  Revenues for telecommunications services provided to customers are recognized as services are rendered. Revenues for return traffic received according to the terms of the Company's operating agreements with its foreign partners are recognized as revenue as the return traffic is received.

                         PACIFIC GATEWAY EXCHANGE, INC.

 Earnings Per Share:

  Earnings per share are calculated based on the weighted average number of shares outstanding during the period plus the dilutive effect of stock committed to be issued and stock options determined using the treasury stock method. The earnings per share calculation has been adjusted for all periods presented to reflect the 940 to 1 stock split effected October 20, 1995. Additionally, this calculation treats stock options granted prior to the Company's initial public offering as if they were common stock equivalents for all periods presented.

 Financial Statement Classifications:

  Certain amounts on the accompanying financial statements for 1995 have been reclassified to conform to the 1996 presentation. Such reclassifications have no effect on net income as previously reported.

 Fair Value of Financial Instruments:

  The carrying amounts for accounts receivable and accounts payable approximate their fair value. The revolving lines of credit had an interest rate which varied with the prime rate and approximates the current interest rate for similar financial instruments as of December 31, 1995. Therefore, the recorded amount of the revolving lines of credit as of December 31, 1995, approximated fair market value.

 Concentration of Credit Risk:

  Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. At December 31, 1996 and 1995 the Company had bank deposits in excess of federally insured limits of $45,381,000 and $1,592,000, respectively. Seven of the Company's customers accounted for approximately 52% and 55% of gross accounts receivable as of December 31, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been within management's expectations.

(2) ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

  The Company has entered into operating agreements with 30 telecommunications carriers in 24 different countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 30 agreements the Company had at December 31, 1996, 11 agreements provided that the company generally must wait up to six months before it actually receives the proportional return traffic. For these agreements, the Company recognizes a loss in the period in which it sells to a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increase occurred. Historically, when the return traffic is received in the future period, the Company generally realizes a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, results in a gross profit on the total transaction. As the Company has historically been a net outpayer to these foreign companies it does not actually pay its accounts payable balance until it receives the

                        PACIFIC GATEWAY EXCHANGE, INC.

return traffic that it is owed. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in future settlement rates will have on net payments made and revenue received.

(3) INCOME TAXES

  The provision for income taxes is comprised of the following:

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996        1995       1994
                                               ----------  ----------  --------
      CURRENT TAX EXPENSE
      U.S. Federal............................ $3,364,342  $  999,950  $206,647
      State and local.........................    841,085  $  249,988  $ 51,662
                                               ----------  ----------  --------
      Total current........................... $4,205,427  $1,249,938  $258,309
                                               ----------  ----------  --------
      DEFERRED TAX EXPENSE
      U.S. Federal............................   (262,558)    (75,950)  (42,647)
      State and local.........................    (65,640)    (18,988)  (10,662)
                                               ----------  ----------  --------
      Total deferred..........................   (328,198)    (94,938)  (53,309)
                                               ----------  ----------  --------
      Total provision......................... $3,877,229  $1,155,000  $205,000
                                               ==========  ==========  ========

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            ------------------
                                                            1996   1995  1994
                                                            ----   ----  -----
      Expected statutory rate.............................. 34.0 % 34.0%  34.0 %
      Release of valuation allowance.......................   --     --  (15.1)%
      State income taxes, net of federal benefit...........  5.3 %  5.3%   5.5 %
      Tax exempt interest.................................. (0.4)%   --     --
      Other................................................  1.1 %   --     --
                                                            ----   ----  -----
                                                            40.0 % 39.3%  24.4 %
                                                            ====   ====  =====

  As a result of operating losses in 1992 and 1993 and the fact that the Company had a limited operating history, a valuation allowance equal to the deferred tax asset was recorded at December 31, 1993. The Company was profitable for the first time in 1994 which allowed it to release the previously recorded deferred tax asset valuation allowance.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

                         PACIFIC GATEWAY EXCHANGE, INC.

  The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                       1996      1995    1994
                                                    ---------- -------- -------
      Deferred tax assets:
        Allowance for doubtful accounts............ $  861,768 $325,613 $54,040
        State taxes................................    210,647
        Other......................................    111,548   42,185  61,412
                                                    ---------- -------- -------
          Total gross deferred tax assets..........  1,183,963  367,798 115,452
      Deferred tax liabilities:
        Depreciation...............................    707,518  219,551  62,143
                                                    ---------- -------- -------
          Net deferred tax assets.................. $  476,445 $148,247 $53,309
                                                    ========== ======== =======

(4) REVOLVING LINES OF CREDIT

  At December 31, 1995, the Company had a revolving line of credit with Ronald
L. Jensen, a principal stockholder of the Company, which matured on the completion of the initial public offering in July 1996. Interest was payable monthly at prime (8.25% at June 30, 1996, 8.75% at December 31, 1995 and 9.0% at December 31, 1994) plus 2%. The outstanding balance under this line of credit of $3,301,890 was repaid on July 24, 1996. The amount outstanding under this line, which was subordinated to the amount due the commercial lender, was $2,420,339 and $4,487,724 at December 31, 1995, and December 31, 1994,
respectively.

  In 1995, the Company entered into an additional revolving line of credit with a commercial lender under which it was able to borrow the lesser of $3,000,000 or 70% of certain of the Company's accounts receivable. Interest was payable at the lenders prime rate plus 0.875%. This line of credit was paid down on June 6, 1996 and expired in September, 1996. The amount outstanding under this line at December 31, 1995, was $3,000,000.

(5) RELATED PARTY TRANSACTIONS

  The Company provides certain domestic and international switched telecommunications services to Matrix Telecom, Inc. ("Matrix"), which is a switchless reseller. Ronald L. Jensen and his five adult children, as a group, own a controlling interest in Matrix and also own a significant, but not controlling interest in the Company. Revenues recorded from providing these services were $20,514,040, 17,165,995 and $9,211,000 for the years ended
December 31, 1996, 1995, and 1994 respectively. Matrix also provided certain data processing services to the Company for which the Company incurred expenses of $246,221, $166,000, and $35,000 in 1996, 1995 and 1994 respectively. These functions were taken over by the company in June 1996 and it is not anticipated that Matrix will provide any of these services in the future. The amount receivable from Matrix was $3,065,846, $3,261,849 and $2,203,000 at December 31, 1996, 1995, and 1994 respectively.

  In February 1995, the Company accepted certain shares of common stock, with a fair market value of approximately $702,000, of a customer as payment for accounts receivable totaling $702,000. The Company then sold this stock to Ronald L. Jensen for $702,000. Mr. Jensen subsequently sold the stock over a period of several months for a total of $730,000.

  At December 31, 1995, the Company had advances receivable from the officers of the Company totaling $175,000. These advances were due on demand and were repaid in the first quarter of 1996.

                         PACIFIC GATEWAY EXCHANGE, INC.

(6) SEGMENT DATA

  The Company classifies its operations into one industry segment, telecommunications services. Export sales were $46,522,000, $17,619,000 and $4,572,000 for the years ended December 31, 1996, 1995 and 1994 respectively. Export sales by geographic area were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1996        1995        1994
                                              ----------- ----------- ----------
      Pacific Rim............................ $20,653,000 $10,066,000 $2,908,000
      Europe.................................  17,134,000   4,798,000    812,000
      Canada.................................   6,449,000   2,418,000    852,000
      Other..................................   2,286,000     337,000         --
                                              ----------- ----------- ----------
                                              $46,522,000 $17,619,000 $4,572,000
                                              =========== =========== ==========

  To date the Company's international operating agreements have been with entities operating in countries where management does not expect political or economic forces to cause disruption in telecommunications traffic to or from these countries.

  The Company sells to the long distance companies in the United States which do not have their own international network and to its foreign partners. At December 31, 1996, the Company had 30 operating agreements and approximately 75 United States customers. Because it has a small number of large customers, 10% or more of the Company's revenues have been derived from the following customers.

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------- ----------- ----------
      Matrix Telecom, Inc. (See Note 5)..... $20,514,040 $17,165,995 $9,211,000
      Wiltel, Inc...........................     (A)         (A)      2,599,000
      Optus Communications Pty Limited......     (A)         (A)      2,209,000

--------
(A) Sales were less than 10% of total sales.

(7) EMPLOYEE BENEFIT PLANS

  In September 1995, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") which is meant to qualify under section 423 of the Internal Revenue Code. The Purchase Plan will become effective during 1997. Under the Purchase Plan, the Company reserved up to 400,000 shares of common stock for purchase by employees who meet certain eligibility requirements. Eligible employees may contribute up to 10% of their compensation to the Purchase Plan to purchase shares at 85% of the fair market value of the stock on the first or last day of each six-month offering period as defined in the Purchase Plan.

(8) COMMITMENTS AND CONTINGENCIES

 Litigation

  The Company is not currently subject to any legal proceedings that will have a material impact on the Company's financial position or results of operations.

                         PACIFIC GATEWAY EXCHANGE, INC.

 Leases

  The Company leases office space and equipment under noncancelable operating leases. Rental expenses for 1996, 1995 and 1994 were $255,000, $142,000 and, $92,000, respectively. Future minimum lease payments under these leases as of December 31, 1996 are as follows:

      1997.......................................................... $  390,193
      1998..........................................................    485,815
      1999..........................................................    403,633
      2000..........................................................    341,068
      2001..........................................................    301,036
      Thereafter....................................................  1,660,005
                                                                     ----------
        Total minimum lease payments................................ $3,581,691
                                                                     ==========

 Employment Agreements

  The Company has entered into employment agreements with each of Howard Neckowitz, President, Chief Executive Officer and Chairman of the Board, Gail Granton, Executive Vice President, International Business Development and Secretary, Ronald Anderson, Vice President, Operations and Engineering, Robert Craver, Senior Vice President, International Relations and Fred Weismiller, Executive Vice President, International Marketing. The agreement with Mr. Neckowitz is for a term of four years, the agreements with Ms. Granton and Mr. Anderson are for a term of three years and the agreement with Mr. Craver and Mr. Weismiller is for a term of two years. The agreements provide for severance payments in amount equal to base salary to the end of the term or, if greater, two years of base salary for Mr. Neckowitz and one year base salary for Ms. Granton, Mr. Anderson, Mr. Craver and Mr. Weismiller in the event of termination without cause or termination following a change of control of the Company. In the event of a change of control, each of such employees would be entitled to severance following their resignation from the Company resulting from diminution of their duties. Should such an event occur, the Company's obligation for severance could range from $1,209,000 to $1,559,000. Upon any such payment of severance, the individual would also receive full vesting of any outstanding stock options.

 Commitments

  At December 31, 1996 the Company had outstanding commitments of $27,910,360 for the acquisition of additional ownership interests in digital undersea fiber optic cables and the expansion of the existing switch sites.

(9) STOCK OPTION PLAN

  On September 30, 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Plan provides for the granting of nonqualified and incentive stock options to purchase up to 1,200,000 shares of common stock. Options granted under the Plan generally vest over four years and must be exercised within five years. The maximum term of options granted is ten years. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                    1996   1995
                                                                   ($000) ($000)
                                                                   ------ ------
      Net Income--as reported..................................... 5,808  1,786
      Net Income--pro forma....................................... 5,244  1,636
      Net Income per share--primary--as reported..................  0.35   0.12
      Net Income per share--primary--pro forma....................  0.31   0.11

                         PACIFIC GATEWAY EXCHANGE, INC.

  The fair value of the options granted by the Company is estimated at $2.69 million for 1996 and $1,287,159 for 1995 on the date of the grant using the Black Scholes Model for those options granted after the Company filed its registration statement on form S-1 on December 8, 1995 and the Minimum Value methodology for those options granted prior to that date. The assumptions used in the Black Scholes model are: dividend yield 0%, volatility 30.5%, risk free interest rate of 6.7%, assumed forfeiture rate of 0% and an expected life of 5 years. The assumptions used in the Minimum Value model are: dividend yield 0%, risk free interest rate 6.58%, assumed forfeiture rate of 17% and an expected life of 5 years.

  Stock Option Awards were:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                                 1996               1995
                                          ------------------ ------------------
                                                   WEIGHTED-          WEIGHTED-
                                                    AVERAGE            AVERAGE
                                                   EXERCISE           EXERCISE
                                          OPTIONS    PRICE   OPTIONS    PRICE
                                          -------- --------- -------- ---------
      Options outstanding, beginning of
       year..............................  509,170    8.23         --     --
      Options exercised..................       --                 --     --
      Options granted....................  374,241   12.58    509,170   8.23
      Options outstanding, end of year...  883,411    9.77    509,170   8.23
                                          ========           ========   ====
      Option price range at end of year.. $4.40 to           $4.40 to     --
                                            $29.50              $9.00
      Options available for grant at end
       of year...........................  316,589            690,830     --
                                          ========           ========   ====

  The following table summarizes information concerning currently outstanding and exercisable options:

                                          OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                 ------------------------------------- --------------------
                                                              WEIGHTED             WEIGHTED
                                             WEIGHTED AVERAGE AVERAGE              AVERAGE
                                   NUMBER       REMAINING     EXERCISE   NUMBER    EXERCISE
      RANGE OF EXERCISE PRICES   OUTSTANDING CONTRACTUAL LIFE  PRICE   EXERCISABLE  PRICE
      ------------------------   ----------- ---------------- -------- ----------- --------
      $4.40-$9.00.............     609,661         3.79        $ 8.28    182,908    $7.60
      $9.50-$11.50............     233,750         4.41         10.29         --       --
      $29.50..................      40,000         4.96         29.50         --       --
                                   -------         ----        ------    -------    -----
      $4.40-$29.50............     883,411         4.01        $ 9.77    182,908    $7.60
                                   =======         ====        ======    =======    =====

(10) CAPITAL STOCK

  In 1992, the Company entered into an agreement whereby it received $850,000 in cash and agreed to issue stock of the Company representing approximately 73% of the Company. In 1994, the Company issued 11,020 (pre-split) shares of its common stock to fulfill its commitment under this agreement. The earnings per share calculation treats these shares as common stock equivalents prior to the issuance of the shares for all periods presented.

  On September 30, 1995, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell shares of its common stock to the public. On September 30, 1995, the Company's Board of Directors authorized an amendment to the Certificate of Incorporation which was approved by the shareholders on the same date. The amendment effected a 940 to 1 split of the Company's Common Stock and adjusted the authorized shares to 25,000,000 shares of common stock, $.0001 par value per share, and 1,000,000 shares of Preferred Stock, $.0001 par value per share. The 940 to 1 split was effective October 20, 1995. The rights, preferences and limitations of the Preferred Stock may be designated by the Company's Board of Directors at any time.

                        PACIFIC GATEWAY EXCHANGE, INC.

  On July 19, 1996, the Company completed an initial public offering of 6,057,050 shares of common stock of which 4,940,050 were offered by the Company and 1,116,550 shares were offered by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and estimated offering expenses) from the sale of the shares was approximately $54.1 million. In connection with the Offering, the US affiliate of Kokusau Denshin, Denwa ("KDD"), one of Japan's leading international telecommunications carriers, purchased 1,800,000 shares and, as a result, owns approximately 9.5% of the Company's outstanding common stock.

(11) NEW ACCOUNTING PRONOUNCEMENTS

  In December, 1996, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for both interim periods and annual periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the impact on the financial statements to be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information concerning directors required for this item is incorporated by reference to the information contained under the captions "Election of Directors", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required for this item is incorporated by reference to the information contained under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for this item is incorporated by reference to the information contained under the caption "Ownership of the Capital Stock of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS*

    Consolidated Balance Sheets as of December 31, 1996 and 1995

    Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

  (a) 2. FINANCIAL STATEMENT SCHEDULE

    Schedule II Valuation and Qualifying Accounts

  (a) 3. EXHIBITS

*Included in Item 8

 EXHIBIT
 NUMBER         DESCRIPTION                      METHOD OF FILING
 -------        -----------                      ----------------
  3.1    Amended and Restated        Incorporated by reference to Registration
         Certificate of              Statement on Form S-1 (No. 33-80191)
         Incorporation
  3.2    Amended and Restated        Incorporated by reference to Registration
         Bylaws                      Statement on Form S-1 (No. 33-80191)
  4.1    Specimen Certificate for    Incorporated by reference to Registration
         Common Stock                Statement on Form S-1 (No. 33-80191)
  4.2    Amended and Restated        Incorporated by reference to Registration
         Certificate of              Statement on Form S-1 (No. 33-80191)
         Incorporation
  4.3    Amended and Restated        Incorporated by reference to Registration
         Bylaws                      Statement on Form S-1 (No. 33-80191)
 10.1    Form of Indemnification     Incorporated by reference to Registration
         Agreement for directors     Statement on Form S-1 (No. 33-80191)
         and officers*
 10.2    Stock Option Plan and       Incorporated by reference to Registration
         forms of agreements         Statement on Form S-1 (No. 33-80191)
         thereunder*
 10.3    Employee Stock Purchase     Incorporated by reference to Registration
         Plan*                       Statement on Form S-1 (No. 33-80191)
 10.4.1  Proxy dated December 10,    Incorporated by reference to Registration
         1994 by Julie J. Jensen     Statement on Form S-1 (No. 33-80191)
 10.4.2  Proxy dated December 10,    Incorporated by reference to Registration
         1994 by Jeffrey J. Jensen   Statement on Form S-1 (No. 33-80191)
 10.4.3  Proxy dated December 10,    Incorporated by reference to Registration
         1994 by Janet Jensen        Statement on Form S-1 (No. 33-80191)
         Kreiger
 10.4.4  Proxy dated December 10,    Incorporated by reference to Registration
         1994 by James J. Jensen     Statement on Form S-1 (No. 33-80191)
 10.4.5  Proxy dated December 10,    Incorporated by reference to Registration
         1994 by Jami J. Jensen      Statement on Form S-1 (No. 33-80191)
 10.4.6  Proxy dated May 10, 1996    Incorporated by reference to Registration
         by Gail E. Granton          Statement on Form S-1 (No. 33-80191)
 10.4.7  Proxy dated June 10, 1996   Incorporated by reference to Registration
         by Ronald L. Jensen         Statement on Form S-1 (No. 33-80191)
 10.5.1  Employment Agreement        Incorporated by reference to Registration
         dated October 1, 1995       Statement on Form S-1 (No. 33-80191)
         between Howard A.
         Neckowitz and Pacific
         Gateway Exchange, Inc.*
 10.5.2  Employment Agreement        Incorporated by reference to Registration
         dated October 1, 1995       Statement on Form S-1 (No. 33-80191)
         between Gail E. Granton
         and Pacific Gateway
         Exchange, Inc.*
 10.5.3  Employment Agreement        Incorporated by reference to Registration
         dated October 1, 1995       Statement on Form S-1 (No. 33-80191)
         between Ronald D.
         Anderson and Pacific
         Gateway Exchange, Inc.*
 10.5.4  Employment Agreement        Incorporated by reference to Registration
         dated October 1, 1995       Statement on Form S-1 (No. 33-80191)
         between Robert F. Craver
         and Pacific Gateway
         Exchange, Inc.*
 10.5.5  Employment Agreement        Filed with this document
         dated October 1, 1996
         between Fred A.
         Weismiller and Pacific
         Gateway Exchange, Inc.*

 EXHIBIT
 NUMBER         DESCRIPTION                      METHOD OF FILING
 -------        -----------                      ----------------
 10.6    Telephone Service dated     Incorporated by reference to Registration
         May 1, 1995 between         Statement on Form S-1 (No. 33-80191)
         Matrix Telecom, Inc. and
         Pacific Gateway Exchange,
         Inc.
 10.7    Agreement for Billing       Incorporated by reference to Registration
         Services dated November     Statement on Form S-1 (No. 33-80191)
         24, 1995 between Matrix
         Telecom, Inc. and Pacific
         Gateway Exchange, Inc.
 10.8    Business Loan Agreement     Incorporated by reference to Registration
         (Receivables) and           Statement on Form S-1 (No. 33-80191)
         Security Agreement
         (Receivables) dated
         December 19, 1995 between
         Bank of America, NT&SA
         and Pacific Gateway
         Exchange, Inc.
 10.9    Form of Stock Purchase      Incorporated by reference to Registration
         Agreement with KDD          Statement on Form S-1 (No. 33-80191)
 11.1    Statement regarding         Incorporated by reference to Registration
         computation of per share    Statement on Form S-1 (No. 33-80191)
         income (loss)
 21.1    Subsidiaries                Filed with this document
 24.1    Power of Attorney           Incorporated by reference to Registration
                                     Statement on Form S-1 (No. 33-80191)
 27.1    Financial Data Schedule     Filed with this document

  (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth fiscal quarter ended December 31, 1996.
--------
*Management contract or compensatory plan.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BURLINGAME, CALIFORNIA, ON THE 27TH DAY OF MARCH, 1997.

                                          Pacific Gateway Exchange, Inc.

                                                /s/ Howard A. Neckowitz
                                          By: _________________________________
                                                   Howard A. Neckowitz
                                                President, Chief Executive
                                                       Officer and
                                                  Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AND ON THE 27TH DAY OF MARCH, 1997.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


         /s/ Howard A. Neckowitz            President, Chief Executive Officer and
___________________________________________   Chairman of the Board
            Howard A. Neckowitz               (Principal Executive Officer)

           /s/ Gail E. Granton              Executive Vice President,
___________________________________________   International Business Development
              Gail E. Granton                 and Director

           /s/ Sandra D. Grey               Chief Financial Officer
___________________________________________   (Principal Financial Officer)
              Sandra D. Grey                  (Principal Accounting Officer)

                                            Director
___________________________________________
             Ronald L. Jensen

          /s/ Charles M. Dalfen             Director
___________________________________________
             Charles M. Dalfen

          /s/ James J. Junewicz             Director
___________________________________________
             James J. Junewicz

                         PACIFIC GATEWAY EXCHANGE, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           ADDITIONS
                                BALANCE AT CHARGED TO               DEDUCTIONS
                                BEGINNING  COSTS AND   BALANCE AT   ACCOUNTS--
        DESCRIPTION             OF PERIOD   EXPENSES  END OF PERIOD WRITTEN OFF
        -----------             ---------- ---------- ------------- -----------
Allowance for doubtful
 accounts:
  1996.........................    $824      $1,355       $500        $1,679
  1995.........................     137         687        --            824
  1994.........................      20         117        --            137

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER          DESCRIPTION                      METHOD OF FILING
 -------         -----------                      ----------------
  3.1    Amended and Restated         Incorporated by reference to Registration
         Certificate of               Statement on Form S-1 (No. 33-80191)
         Incorporation
  3.2    Amended and Restated         Incorporated by reference to Registration
         Bylaws                       Statement on Form S-1 (No. 33-80191)
  4.1    Specimen Certificate for     Incorporated by reference to Registration
         Common Stock                 Statement on Form S-1 (No. 33-80191)
  4.2    Amended and Restated         Incorporated by reference to Registration
         Certificate of               Statement on Form S-1 (No. 33-80191)
         Incorporation
  4.3    Amended and Restated         Incorporated by reference to Registration
         Bylaws                       Statement on Form S-1 (No. 33-80191)
 10.1    Form of Indemnification      Incorporated by reference to Registration
         Agreement for directors      Statement on Form S-1 (No. 33-80191)
         and officers*
 10.2    Stock Option Plan and        Incorporated by reference to Registration
         forms of agreements          Statement on Form S-1 (No. 33-80191)
         thereunder*
 10.3    Employee Stock Purchase      Incorporated by reference to Registration
         Plan*                        Statement on Form S-1 (No. 33-80191)
 10.4.1  Proxy dated December 10,     Incorporated by reference to Registration
         1994 by Julie J. Jensen      Statement on Form S-1 (No. 33-80191)
 10.4.2  Proxy dated December 10,     Incorporated by reference to Registration
         1994 by Jeffrey J. Jensen    Statement on Form S-1 (No. 33-80191)
 10.4.3  Proxy dated December 10,     Incorporated by reference to Registration
         1994 by Janet Jensen         Statement on Form S-1 (No. 33-80191)
         Kreiger
 10.4.4  Proxy dated December 10,     Incorporated by reference to Registration
         1994 by James J. Jensen      Statement on Form S-1 (No. 33-80191)
 10.4.5  Proxy dated December 10,     Incorporated by reference to Registration
         1994 by Jami J. Jensen       Statement on Form S-1 (No. 33-80191)
 10.4.6  Proxy dated May 10, 1996     Incorporated by reference to Registration
         by Gail E. Granton           Statement on Form S-1 (No. 33-80191)
 10.4.7  Proxy dated June 10, 1996    Incorporated by reference to Registration
         by Ronald L. Jensen          Statement on Form S-1 (No. 33-80191)
 10.5.1  Employment Agreement dated   Incorporated by reference to Registration
         October 1, 1995 between      Statement on Form S-1 (No. 33-80191)
         Howard A. Neckowitz and
         Pacific Gateway Exchange,
         Inc.*
 10.5.2  Employment Agreement dated   Incorporated by reference to Registration
         October 1, 1995 between      Statement on Form S-1 (No. 33-80191)
         Gail E. Granton and
         Pacific Gateway Exchange,
         Inc.*
 10.5.3  Employment Agreement dated   Incorporated by reference to Registration
         October 1, 1995 between      Statement on Form S-1 (No. 33-80191)
         Ronald D. Anderson and
         Pacific Gateway Exchange,
         Inc.*

 EXHIBIT
 NUMBER         DESCRIPTION                      METHOD OF FILING
 -------        -----------                      ----------------
 10.5.4  Employment Agreement        Incorporated by reference to Registration
         dated October 1, 1995       Statement on Form S-1 (No. 33-80191)
         between Robert F. Craver
         and Pacific Gateway
         Exchange, Inc.*
 10.5.5  Employment Agreement        Filed with this document
         dated October 1, 1996
         between Fred A.
         Weismiller and Pacific
         Gateway Exchange, Inc.*
 10.6    Telephone Service dated     Incorporated by reference to Registration
         May 1, 1995 between         Statement on Form S-1 (No. 33-80191)
         Matrix Telecom, Inc. and
         Pacific Gateway Exchange,
         Inc.
 10.7    Agreement for Billing       Incorporated by reference to Registration
         Services dated November     Statement on Form S-1 (No. 33-80191)
         24, 1995 between Matrix
         Telecom, Inc. and Pacific
         Gateway Exchange, Inc.
 10.8    Business Loan Agreement     Incorporated by reference to Registration
         (Receivables) and           Statement on Form S-1 (No. 33-80191)
         Security Agreement
         (Receivables) dated
         December 19, 1995 between
         Bank of America, NT&SA
         and Pacific Gateway
         Exchange, Inc.
 10.9    Form of Stock Purchase      Incorporated by reference to Registration
         Agreement with KDD          Statement on Form S-1 (No. 33-80191)
 11.1    Statement regarding         Incorporated by reference to Registration
         computation of per share    Statement on Form S-1 (No. 33-80191)
         income (loss)
 21.1    Subsidiaries                Filed with this document
 24.1    Power of Attorney           Incorporated by reference to Registration
                                     Statement on Form S-1 (No. 33-80191)
 27.1    Financial Data Schedule     Filed with this document

--------
*Management contract or compensatory plan.