Form 10-Q
period 1997-03-31
PACIFIC GATEWAY EXCHANGE INC
filed 1997-05-15
CIK 1004967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED March 31, 1997

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

                               Yes  X   No
                                   ---     ---

As of April 30, 1997, the number of the registrant's Common Shares of $.0001 par value outstanding was 18,938,000.

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----
Part I -  FINANCIAL INFORMATION:

Item 1: Financial Statements


          Consolidated condensed balance sheets as of
          March 31, 1997 and December 31, 1996                              3

          Consolidated condensed statements of operations
          for the three-month periods ended
          March 31, 1997 and 1996                                           4

          Consolidated condensed statements of cash flows
          for the three-month periods ended
          March 31, 1997 and 1996                                           5

          Notes to consolidated condensed financial statements              6

Item 2:   Management's discussion and analysis
          of financial condition and results
          of operations                                                     7


Part II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                                   11

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE,  INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)



                                                                           March 31,             December 31,
                                                                              1997                    1996
                                                                           -----------            ------------
                                                                           (Unaudited)
                                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $ 34,530                $  45,563
Accounts receivable, net of allowance for doubtful accounts
   of $2,429 in 1997 and $1,679 in 1996                                         29,370                   25,145
Accounts receivable, related party                                               2,564                    3,066
Prepaids                                                                           801                      729
Deferred income tax                                                              1,338                    1,184
                                                                           -----------            -------------
        Total current assets                                                    68,603                   75,687
Property and equipment, net                                                     36,169                   27,636
Deposits and other assets                                                          648                      493
                                                                           -----------            -------------
        Total assets                                                         $ 105,420                $ 103,816
                                                                           ===========            =============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $  36,016                $  36,472
Accrued liabilities                                                                785                    1,304
Income taxes payable                                                             1,761                    2,493
Other liabilities                                                                  338                      367

Current portion of capitalized lease obligations                                   216                        -
                                                                           -----------            -------------
        Total current liabilities                                               39,116                   40,636
Long-term portion of capitalized lease obligations                                 353                        -
Deferred income tax                                                                835                      708
                                                                           -----------            -------------
        Total liabilities                                                       40,304                   41,344
                                                                           -----------            -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, authorized
   1,000,000 shares, no shares issued                                                -                        -
Common stock, $.0001 par value, authorized 25,000,000 shares, issued 19,081,560 shares, outstanding 18,938,000 shares
   in 1997 and issued 19,040,050 shares, outstanding 18,896,490
   shares in 1996                                                                    2                        2
Additional paid in capital                                                      55,296                   55,113
Retained earnings                                                               10,218                    7,757
Less cost of common stock held in treasury,
   143,560 shares in 1996                                                          400                      400
                                                                           -----------            -------------
        Total stockholders' equity                                              65,116                   62,472
                                                                           -----------            -------------
        Total liabilities and stockholders' equity                         $   105,420                $ 103,816
                                                                           ===========            -------------



See Accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE,  INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                                             Three Months
                                                                            Ended March 31,
                                                                         ----------------------
                                                                          1997           1996
                                                                         -------        -------
                                                                               (Unaudited)

Revenues                                                                 $47,524        $27,480
Revenues - related party                                                   3,927          4,760
                                                                         -------        -------
Total revenues                                                            51,451         32,240
Cost of long distance services                                            43,141         29,130
                                                                         -------        -------
     Gross margin                                                          8,310          3,110
Selling, general and administrative expenses                               3,825          1,956
Depreciation                                                                 853            385
                                                                         -------        -------
     Total operating expenses                                              4,678          2,341
                                                                         -------        -------
     Operating income                                                      3,632            769
Interest expense/(income)                                                   (488)           152
                                                                         -------        -------
  Income before income taxes                                               4,120            617
Provision for income taxes                                                 1,658            250
                                                                         -------        -------
     Net income                                                          $ 2,462        $   367
                                                                         -------        -------
     Net income per share                                                $  0.13        $  0.03
                                                                         =======        =======
Weighted average number of common shares
outstanding                                                               19,537         14,300
                                                                         -------        -------

    See Accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                             ----------------------
                                                                               1997           1996
                                                                             --------       -------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                                   $  2,462       $   367
Adjustments to net income:
  Depreciation                                                                    853           385
  Bad debts provision                                                             750           135
  Changes in operating assets and liabilities:
     Accounts receivable                                                       (4,975)       (6,323)
     Accounts receivable, related party                                           502           473
     Notes and advances receivable                                                  -           176
     Prepaid Expenses                                                             (72)            -
     Deferred tax asset                                                          (154)          (30)
     Deposits and other assets                                                   (155)         (163)
     Accounts payable                                                            (457)        8,419
     Accrued liabilities                                                         (519)          (53)
     Other liabilities                                                            (29)          115
     Deferred tax liability                                                       127             -
     Income taxes payable                                                        (732)         (481)
                                                                             --------       -------

  Net cash provided by (used in) operating activities                          (2,399)        3,020
                                                                             --------       -------

INVESTING ACTIVITIES:
Purchase of property and equipment                                             (8,771)       (4,121)
                                                                             --------       -------
Net cash used in investing activities                                          (8,771)       (4,121)
                                                                             --------       -------

FINANCING ACTIVITIES:
Borrowings on revolving lines of credit, related party                              -         3,000
Repayments on capital lease obligation                                            (46)            -
Options exercised                                                                 183             -
                                                                             --------       -------
Net cash provided by financing activities                                         137         3,000
                                                                             --------       -------

Net increase (decrease) in cash and cash equivalents                          (11,033)        1,899
Cash and cash equivalents at beginning of the period                           45,563         1,792
                                                                             --------       -------
Cash and cash equivalents at end of the period                               $ 34,530       $ 3,691
                                                                             ========       =======


     See Accompanying Notes to Consolidated Condensed Financial Statements

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) GENERAL
-----------

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1996. The results for the three month periods ended March, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)  ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC
-------------------------------------------------------

The Company has entered into operating agreements with 32 telecommunications carriers in 25 different countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 32 agreements the Company had at March 31, 1997, 12 agreements provided that the company generally must wait up to six months before it actually receives the proportional return traffic. For these agreements, the Company recognizes a loss in the period in which it sells to a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increase occurred. Historically, when the return traffic is received in the future period, the Company generally realized a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, has resulted in a gross profit on the total transaction. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in either future settlement rates or changes in foreign exchange rates will have on net payments made and revenue received.

(3) LEASE COMMITMENTS
---------------------

The Company leases certain computer equipment under an agreement which is classified as a capital lease. The lease has a term of three years with a minimum purchase price at the end of the lease. Leased capital assets included in property plant and equipment at March 31, 1997 are as follows (in thousands):

                                March 31, 1997
                                --------------

Computer equipment                   $610


Future minimum payments by year and in the aggregate consist of the following at March 31, 1997 (in thousands):

                                 Capital Leases
                                 --------------

1997                                    $  161
1998                                       216
1999                                       216
2000                                         8
                                         -----
 Total minimum lease payments              601
 Less amounts representing interest        (32)
                                        ------
 Present value of net minimum payments     569
 Less current portion                      216
                                        ------
                                        $  353
                                        ======

(4)  NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------

In December, 1996, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for both the interim periods and annual periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the impact on the financial statements to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to the plans objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements;
(v) inaccuracies in the Company's forecast of traffic growth; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunication standards; (vii) foreign political or economic instability;
(viii) changes in the availability of transmission facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; or (xii) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the period indicated.



                                                                             Three months
                                                                            Ended March 31,
                                                                     --------------------------
                                                                       1997              1996
                                                                     --------           -------
Total revenues                                                        100.0%             100.0%
Cost of long distance services                                         83.8%              90.4%
                                                                     --------           -------
           Gross margin                                                16.2%               9.6%
Selling, general and administrative expenses                            7.4%               6.1%
Depreciation                                                            1.7%               1.2%
                                                                     --------           -------
           Total operating expenses                                     9.1%               7.3%
                                                                     --------           -------
           Operating income                                             7.1%               2.4%
Interest expense                                                       <0.9%>              0.5%
                                                                     --------           -------
           Income before income taxes                                   8.0%               1.9%
 Provision for income taxes                                             3.2%               0.8%
                                                                     --------           -------
                     Net income                                         4.8%               1.1%
                                                                     ========           =======



 Three months ended March 31, 1997 Compared to three months ended March 31, 1996

Revenues:   Total revenues for the quarter ended March 31, 1997 increased 60% to
$51.5 million from $32.2 million for the quarter ended March 31, 1996. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 32 at March 31, 1997 from 25 at March 31, 1996 and a increase in the number of wholesale carrier customers to 78 at March 31, 1997 from 57 at March 31, 1996. As a result, total minutes of use have increased 66% over the same quarter last year while the average price per minute charged to customers has declined to 28 cents compared to 30 cents last year. The change in the terminating country mix with different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the United States and the increase in the incidental United States domestic terminating traffic, are factors influencing the average customer price per minute. During the quarter (as in all previous quarters) Pacific Gateway sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as Pacific Gateway charges to terminate calls in the United States, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.

Gross Margin:   Gross margin increased 167% to $8.3 million for the quarter ended March 31, 1997 from $3.1 million for the quarter ended March 31, 1996. As a percentage of revenue, gross margin increased from 9.6% in the quarter ended March 31, 1996 to 16.2% in the current quarter. This increase resulted from savings derived from a reduction in the transit or resale rates on the routes in which the Company does not have a direct operating agreement, a reduction in the foreign access charges on the routes in which the Company has a direct operating agreement and a reduction in the domestic termination rates in the United States. These savings were offset by the effects of an increase in the estimated return traffic revenue backlog which adversely effects the current gross margin. The cost of long distance service increased to $43.1 million for the quarter ended March 31, 1997 from $29.1 million for the quarter ended March 31, 1996. This increase in costs represents growth in outbound traffic on new and existing routes in advance of receiving proportional return traffic, resulting in an increase in the estimated delayed proportional return traffic backlog amount at March 31, 1997.

Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses increased from 6.1% in the first quarter of 1996 to 7.4% in the first quarter of 1997 and the actual expenses increased 96% to $3.8 million from $2.0 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 53 at March 31, 1997 from 30 at March 31, 1996. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation:   Depreciation increased 122% to $0.9 million in 1997 from $0.4 million in 1996. As a percentage of revenues, depreciation was 1.7% of revenue for the quarter ended March 31, 1997 and 1.2% for the quarter ended March 31, 1996. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired during 1996 and in the first quarter of 1997.

Interest:   The Company had interest income of $488 thousand for the quarter ended March 31, 1997 compared to interest expense of $152 thousand for the quarter ended March 31, 1996. This was due to the successful completion of the initial public offering in July 1996 resulting in the Company having $34.5 million in cash or cash equivalents and no line of credit outstanding at March 31, 1997 compared to $3.7 million of cash and $8.4 million owing under the lines of credit available to the Company at March 31, 1996.

Income Tax:   Income taxes increased to $1.7 million from $0.3 million,
primarily due to increased operating income. The effective tax rate was 40% for the quarter ended March 31, 1997 and 40.5% for the quarter ended March 31, 1996.

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

Net cash used in operating activities was $2.4 million for the quarter ended March 31, 1997 and the net cash provided by operating activities for the quarter ended March 31, 1996 was $3.0 million. The decrease in the first quarter of 1997 was primarily a result of an increase in accounts receivable exceeded by an increase in net income while the increase in the first quarter of 1996 was primarily a result of an increase in net income and accounts payable which exceeded the increase in accounts receivable.

Net cash used in investing activities was $8.8 million for the quarter ended March 31, 1997 compared with $4.1 million for the quarter ended December 31, 1996. The expenditures in 1997 and 1996 were primarily for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

Net cash provided by financing activities was $0.1 million for the quarter ended March 31, 1997 and $3.0 million for the quarter ended March 31, 1996. During the first quarter of 1997 the Company utilized a supplier's attractive financing terms for purchasing equipment and received payment for options that were exercised.

The deficit in working capital excluding cash at March 31, 1997 is $5.0 million compared to a deficit of $10.7 million at March 31, 1996. This is due to the significant delay that occurs in both paying and receiving the actual cash for the minutes sent and received from overseas. This is offset by the estimated return traffic revenue backlog of $13.9 million at March 31, 1997 and $8.4 million at March 31, 1996.

At March 31, 1997, the Company had outstanding commitments of $18.3 million for the acquisition of additional ownership in digital undersea fiber optic cables and related network equipment. The Company believes that net proceeds from the public offering in the third quarter of 1996, together with cash provided by operating activities and other sources of liquidity, will be sufficient to meet its outstanding capital commitments, current capital expenditures and working capital needs through the end of 1997. However, the Company may raise additional funds through an equity offering or other financing arrangements to fund growth potential to the extent management identifies opportunities that are beneficial for the Company.

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



                                                                                       Three Months
                                                                                     Ended March 31,
                                                                          --------------------------------
                                                                               1997                   1996
                                                                          ---------              ---------
Revenues received in current period
from delayed return traffic(1)                                               4,882                  1,260

Estimated delayed return traffic revenue                                    13,948                  8,400 (5)
backlog at end of period(2)

Estimated delayed return traffic revenue
backlog at end of preceding period(3)                                       13,719                  6,142

Increase in estimated revenues
from delayed return traffic(4)                                                 229                  2,258


(1) Represents revenue recorded in the current period from certain of the Company's operating agreements which require the Company to wait up to six
     months to receive the return traffic.   See Note 2 of  the Financial
     Statements.

(2) For the quarter ended March 31, 1996 the amount reflects the revenue actually received by the Company from delayed return traffic for the six months ended September 30, 1996. The amount as of March 31, 1997 reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending September 30, 1997, Such estimate being based on the anticipated ratios between outgoing and incoming traffic, anticipated settlement rates and forecast foreign exchange rates.

(3) To reflect the increase (decrease) in delayed return traffic revenue for each respective period, the information presented reflects, for the purpose of computing such increase/(decrease), the amount of the estimated return traffic revenue for the preceding period. For example, the amount set forth for the quarter ended March 31, 1997 is the amount of return traffic revenue backlog for the period ending December 31, 1996.

(4) The increase in the amount of estimated delayed return traffic revenue earned during the quarter ended March 31, 1997 and 1996, is (1) for the period ending March 31, 1997, the difference between the amount of estimated delayed return traffic revenue backlog at March 31, 1997 and December 31, 1996 and (2) for the period ending March 31, 1996, the difference between the amount of estimated delayed return traffic revenue backlog at March 31, 1996 and December 31, 1995. The amount of the increase reflects Management's estimate of such revenue earned in the particular six month period, although not reported on the company's financial statements until up to six months later, under the operating agreements which require the company to wait up to six months before such revenue is actually received pursuant to the contractual obligation of foreign carriers to deliver such return traffic. Historically the company has realized an after tax net margin of approximately 50% on the amount of such revenues when these are received.

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

                          PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


No reports on Form 8-K have been filed during the quarter ended March 31, 1997. The Exhibits filed as part of this report are listed below.


Exhibit No.    Document Description
-----------    --------------------

3.             Amended and Restated Bylaws
4.             Amended and Restated Bylaws
11.            Computation of Per Share Earnings
21.            Subsidiaries
27.            Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: May 15, 1997

                              By: /s/ Howard A Neckowitz
                                 -----------------------
                                Howard A Neckowitz
                                President and CEO
                                (Authorized Signature)


                              By: /s/ Sandra Grey
                                 ----------------
                                 Sandra Grey
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)