Form 10-Q
period 1997-06-30
PACIFIC GATEWAY EXCHANGE INC
filed 1997-08-14
CIK 1004967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 1997

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

                               Yes  X    No
                                  -----    -----

     As of July 31, 1997, the number of the registrant's Common Shares of $.0001 par value outstanding was 18,938,000.

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------



                                                                       Page
                                                                       ----
Part  I - FINANCIAL INFORMATION

Item 1:   Financial Statements

          Consolidated condensed balance sheets as of
          June 30, 1997 and December 31, 1996                            3

          Consolidated condensed statements of operations
          for the three-and six-month periods ended
          June 30, 1997 and 1996                                         4

          Consolidated condensed statements of cash flows for
          the six-month periods ended June 30, 1997 and 1996             5

          Notes to consolidated condensed financial statements           6

Item 2:   Management's discussion and analysis of financial
          condition and results of operations                            8

Part II - OTHER INFORMATION

Item 4:   Submission of matters to a vote of security holders

Item 5:   Other information

Item 6:   Exhibits and reports on Form 8-K                              12


                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                 June 30,      December 31,
                                                                   1997            1996
                                                                -----------    ------------
                                                                (Unaudited)
                                    ASSETS
Current Assets:
Cash and cash equivalents                                        $  27,375       $  45,563
Accounts receivable, net of allowance for doubtful accounts
   of $3,178 in 1997 and $1,679 in 1996                             35,631          25,145
Accounts receivable, related party                                   2,490           3,066
Prepaid expenses                                                       873             729
Deferred income tax                                                  1,322           1,184
                                                                -----------    ------------
        Total current assets                                        67,691          75,687
Property and equipment, net                                         50,083          27,636
Goodwill                                                               627              -
Deposits and other assets                                            1,223             493
                                                                -----------    ------------
        Total assets                                            $  119,624      $  103,816
                                                                ===========    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                 $  47,443       $  36,472
Accrued liabilities                                                  1,705           1,304
Income taxes payable                                                   420           2,493
Other liabilities                                                      616             367
Current portion of capitalized lease obligations                       234              -
                                                                -----------    ------------
        Total current liabilities                                   50,418          40,636
Long-term portion of capitalized lease obligations                     304              -
Deferred income tax                                                    702             708
                                                                -----------    ------------
        Total liabilities                                           51,424          41,344
                                                                -----------    ------------

Stockholders' Equity:
Preferred stock, $.0001 par value, authorized
   5,000,000 shares, no shares issued                                   -               -
Common stock, $.0001 par value, authorized 50,000,000 shares, issued 19,081,560 shares, outstanding 18,938,000 shares
   in 1997 and issued 19,040,050 shares, outstanding 18,896,490
   shares in 1996                                                        2               2
Additional paid in capital                                          55,337          55,113
Retained earnings                                                   13,261           7,757
Less cost of common stock held in treasury,
   143,560 shares in 1997 and 1996                                     400             400
                                                                -----------    ------------
        Total stockholders' equity                                  68,200          62,472
                                                                -----------    ------------
        Total liabilities and stockholders' equity              $  119,624     $   103,816
                                                                ===========    ============


     See Accompanying Notes to Consolidated Condensed Financial Statements

                       PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                       Three Months                 Six Months
                                                       Ended June 30               Ended June 30,
                                                    --------------------       -----------------------
                                                       1997      1996             1997        1996
                                                    ---------  ---------       ----------  ----------
                                                                      (unaudited)
Revenues                                            $ 59,404    $ 31,310       $ 106,928     $ 58,790
Revenues - related party                               3,782       5,423           7,709       10,183
                                                    ---------  ---------       ----------  ----------
     Total revenues                                   63,186      36,733         114,637       68,973
Cost of long distance services                        51,967      32,649          95,108       61,779
                                                    ---------  ---------       ----------  ----------
     Gross margin                                     11,219       4,084          19,529        7,194
                                                    ---------  ---------       ----------  ----------

Selling, general and administrative expenses           5,618       2,250           9,443        4,206
Depreciation                                           1,267         478           2,120          863
                                                    ---------  ---------       ----------  ----------
     Total operating expenses                          6,885       2,728          11,563        5,069
                                                    ---------  ---------       ----------  ----------
     Operating income                                  4,334       1,356           7,966        2,125
Other income                                             168          -              168           -
Interest income (expense), net                           527         (94)          1,015         (246)
                                                    ---------  ---------       ----------  ----------
  Income before income taxes                           5,029       1,262           9,149        1,879
Provision for income taxes                             1,987         500           3,645          750
                                                    ---------  ---------       ----------  ----------
     Net income                                     $  3,042   $     762        $  5,504    $   1,129
                                                    =========  =========        =========  ==========
     Net income per share, primary and
        fully diluted                               $   0.16   $    0.05        $   0.28    $    0.08
                                                    =========  =========        =========  ==========
Weighted average number of common shares
outstanding                                           19,518      14,091          19,628       14,190
                                                    =========  =========        =========  ==========

                See Accompanying Notes to Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              Six Months
                                                                             Ended June 30,
                                                                        --------------------------
                                                                            1997         1996
                                                                        ------------  ------------
                                                                               (Unaudited)
Operating Activities:
Net Income                                                                $  5,504       $ 1,130
Adjustments to net income:
  Depreciation                                                               2,055           863
  Noncash items                                                                (17)           -
  Bad debts provision                                                        1,499           270
  Changes in operating assets and liabilities, net of
    business acquisition
     Accounts receivable                                                   (11,359)       (9,263)
     Accounts receivable, related party                                        576            -
     Notes and advances receivable                                              -            105
     Prepaid Expenses                                                          (56)           -
     Deferred tax asset                                                       (138)         (154)
     Deposits and other assets                                                (730)         (360)
     Accounts payable                                                        7,803        15,859
     Accrued liabilities                                                       401          (570)
     Other liabilities                                                         249           (84)
     Deferred tax liability                                                     (6)           -
     Income taxes payable                                                   (2,247)         (572)
                                                                        ------------  ------------

  Net cash provided by operating activities                                  3,534         7,224
                                                                        ------------  ------------

Investing Activities:
Purchase of property and equipment                                         (22,049)       (5,236)
Repurchase of stock                                                              -          (401)
Acquisition of business, net of cash acquired                                  222            -
                                                                        ------------  ------------
Net cash used in investing activities                                      (21,827)       (5,637)
                                                                        ------------  ------------

Financing Activities:
Repayments on revolving lines of credit, related party                           -         (2,118)
Repayments on capital lease obligations                                        (78)           -
Exercise of stock options                                                      183            -
                                                                        ------------  ------------
Net cash provided by (used in) financing activities                            105        (2,118)
                                                                        ------------  ------------

Net decrease in cash and cash equivalents                                  (18,188)         (531)
Cash and cash equivalents at beginning of the period                        45,563         1,792
                                                                        ------------  ------------
Cash and cash equivalents at end of the period                            $ 27,375       $ 1,261
                                                                        ============  ============

     See Accompanying Notes to Consolidated Condensed Financial Statements

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) GENERAL
-----------

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1996. The results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


(2)  ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC
-------------------------------------------------------

The Company has entered into operating agreements with 37 telecommunications carriers in 26 different countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the agreements the Company had in service at June 30, 1997, 13 agreements provided that the Company generally must wait up to six months before it actually receives the proportional return traffic. For these agreements, the Company recognizes a loss in the period in which it sells to a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increase occurred. Historically, when the return traffic is received in the future period, the Company generally realized a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, has resulted in a gross profit on the total transaction. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in either future settlement rates or changes in foreign exchange rates will have on net payments made and revenue received.

(3)  ACQUISITIONS
-----------------

The Company acquired 70% of the outstanding shares in Rustelnet. The acquisition was accounted for by the purchase method and accordingly the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the date of acquisition. The price was $36,000 with Rustelnet having cash balances of $257,000 at the time. Rustelnet is a provider of enhanced services to the Russian market. The fair value of net liabilities acquired in the acquisition was $158,000. The excess of purchase price over the estimated fair value of $627,000 has been allocated to goodwill. Goodwill is being amortized on a straight line basis over a 10 year period.

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

On June 30, 1997, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards ("SPAS") No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SPAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. Management is currently evaluating the SPAS 130.

On June 30, 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SPAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and segments in interim financial reports issued to shareholders. SPAS 131 is restatement of earlier periods presented. Management is currently evaluating the requirements of SPAS 131.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements;
(v) inaccuracies in the Company's forecast of traffic growth; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunication standards; (vii) foreign political or economic instability;
(viii) changes in the availability of transmission facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; or (xii) concentration of credit risk. The foregoing review of important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                           THREE MONTHS               SIX MONTHS
                                          ENDED JUNE 30,             ENDED JUNE 30,
                                        -----------------           ----------------
                                           1997    1996            1997       1996
 Total revenues                          100.0%   100.0%          100.0%      100.0%
 Cost of long distance services           82.2%    88.9%           83.0%       89.6%
                                         ------   ------          ------      ------
     Gross margin                         17.8%    11.1%           17.0%       10.4%
                                         ------   ------          ------      ------

 Selling, general and                      8.9%     6.1%            8.2%        6.1%
  administrative expenses
 Depreciation                              2.0%     1.3%            1.8%        1.3%
                                         ------    -----          ------       -----
     Total operating expenses             10.9%     7.4%           10.1%        7.3%
                                         ------    -----          ------       -----
     Operating income                      6.9%     3.7%            6.9%        3.1%
 Other income                              0.3%     0.0%            0.1%        0.0%
 Interest income (expense), net            0.8%    -0.3%            0.9%       -0.4%
                                         ------   ------          ------       -----
  Income before income taxes               8.0%     3.4%            8.0%        2.7%
 Provision for income taxes                3.2%     1.4%            3.2%        1.1%
                                         ------   ------          ------       -----
     Net income                            4.8%     2.1%            4.8%        1.6%
                                         ======   ======          ======      ======

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Revenues: Total revenues in the three months ended June 30, 1997, increased 72% to $63.2 million from $36.7 million in the three months ended June 30, 1996. The increase was the result of several factors, including increased sales to existing customers, due to an increase in the number of operating agreements to 37 at June 30, 1997 from 27 at June 30, 1996 and an increase in the number of customers to 106 at June 30, 1997 from 61 at June 30, 1996. As a result, total minutes have increased 80.5% from the same quarter last year while the average price per minute charged to customers has slightly declined to 28 cents in the second quarter compared to 29 cents in the same quarter last year. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the US and the increase in the incidental US domestic terminating traffic, are factors influencing the average customer price per minute. During the second quarter (as in all prior quarters), Pacific Gateway sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as the Company charges, the foreign carrier to terminate calls in the United States declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.


Gross margin:   Gross margin increased 174.7% to $11.2 million from $4.1
million. As a percentage of revenue, gross margin increased from 11.1% in the prior period to 17.8% in the current period. The increase in margin results from savings derived from a reduction in our transit or resale rates on our non-direct countries, a reduction in the foreign access charges on our direct routes, and a reduction in our domestic termination rates in the US. These savings were offset by the effects of an increase in the estimated return traffic revenue backlog which adversely effects the current gross margin. The cost of long distance service increased to $52.0 million in the three months ended June 30, 1997 from $32.6 million in the three months ended June 30, 1996. This increase in costs represents growth in outbound traffic on new and existing routes in advance of receiving proportional return traffic, resulting in an increase in the estimated delayed proportional return traffic backlog amount at June 30, 1997.

Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses increased from 6.1% in the prior period to 8.9% in the current period and the actual expenses increased 149.7% to $5.6 million from $2.3 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 67 at June 30, 1997 from 40 at June 30, 1996. The increase in sales commission expenses was primarily due to increased revenues. Additionally, the UK and Russian offshore subsidiaries, the international 800 and travel services programs, the retail marketing programs and the New York technical center expansion are all currently in roll-out phases.

Depreciation:   Depreciation increased 165.1% to $1.3 million from $478,000.  As a percentage of revenues, depreciation was 2.0% of revenue for the quarter ended June 30 1997, and 1.3% for the same period in 1996. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired over the year.

Income Tax:   Income taxes increased to $2.0 million from $500,000, primarily due to increased operating income. The effective tax rate was 39.6% in 1996 and 39.5% in 1997.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Revenues:    Total revenues in the six months ended June 30, 1997, increased
66.2% to $114.6 million from $68.9 million in the six months ended June 30, 1996. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 37 at June 30, 1997 from 27 at June 30, 1996, and an increase in the number of customers to 106 at June 30, 1997 from 61 at June 30, 1996.

Gross margin: Gross margin increased 171.5% to $19.5 million from $7.2 million. As a percentage of revenue, gross margin increased from 10.4% in the prior period to 17.0% in the current period. This percentage increase was primarily a result of an increase of 74.1% in the total minutes. The cost of long distance service increased to $95.1 million in the six months ended June 30, 1997 from $61.8 million in the six months ended June 30, 1996.

Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses increased from 6.1% in the prior period to 8.2% in the current period and the actual expenses increased 124.5% to $9.4 million from $4.2 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 67 at June 30, 1997 from 40 at June 30, 1996. The increase in sales commission expenses was primarily due to increased revenues. Additionally, the UK and Russian offshore subsidiaries ,the international 800 and travel services programs and the retail marketing programs are all currently in roll-out phases.

Depreciation:   Depreciation increased 145.7% to $2.1 million from $863,000.  As a percentage of revenues, depreciation increased from 1.3% in the prior period to 1.8% in the current period. The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired between June 30, 1996 and June 30, 1997.

Income Tax:   Income taxes increased to $3.6 million from $750,000, primarily due to increased operating income. The effective tax rate was 39.9% in 1996 and 39.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its rapid growth, including its capital expenditures, through funds received in July, 1996 from its initial public offering. The length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners which generally have 180 day terms as a result of the six month lag inherent in the international telecommunications service settlement process.

Net cash provided by operating activities was $3.5 million for the six months ended June 30, 1997 and $7.2 million for the six months ended June 30, 1996. This decrease was primarily as a result of a decrease in accounts payable which exceeded the increases in accounts receivable.

Net cash used in investing activities was $21.8 million for the six months ended June 30, 1997 and $5.6 million for the six months ended June 30, 1996. Substantially all of these expenditures were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 1997 and net cash used in financing activities was $2.1 million for the six months ended June 30, 1996. The line of credit with a major shareholder was put in place in 1995, but was repaid in the second quarter of 1996.

At June 30, 1997, the Company had outstanding commitments of $7.2 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. The Company believes that the net proceeds from its initial public offering in the third quarter of 1996, together with cash provided by operating activities and other existing sources of liquidity, will be sufficient to meet its outstanding capital commitments and its expected capital expenditures and working capital needs through the end of 1997. However, the Company may raise additional funds through an equity offering or other financing arrangements to fund growth potential to the extent management identifies opportunities that are beneficial for the Company.

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

                                                    THREE MONTHS                       SIX MONTHS
                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                               -------------------                -------------------
                                                1997         1996                 1997         1996
                                                ----         ----                 ----         ----
Revenues received in current period
from delayed return traffic/(1)/                   5,908    3,100                   10,790    6,142

Estimated delayed return traffic revenue
backlog at end of period/(2)/                     14,102   10,946   /(5)/           14,102   10,946   /(5)/

Estimated delayed return traffic revenue
backlog at end of preceding period/(3)/           13,948    8,400                   13,719    6,142

Increase in estimated revenues from
delayed return traffic/(4)/                          154    2,546                      383    4,804

(1) REPRESENTS REVENUE RECORDED IN THE CURRENT PERIOD FROM CERTAIN OF THE COMPANY'S OPERATING AGREEMENTS WHICH REQUIRE THE COMPANY TO WAIT UP TO SIX MONTHS TO RECEIVE THE RETURN TRAFFIC. SEE NOTE 2 OF THE FINANCIAL STATEMENTS.

(2) THE AMOUNT AS OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996 REFLECTS MANAGEMENT'S ESTIMATE OF THE REVENUE TO BE RECEIVED BY THE COMPANY FROM DELAYED RETURN TRAFFIC DURING THE SIX MONTHS ENDING DECEMBER 31, 1997 AND DECEMBER 31, 1997, SUCH ESTIMATE BEING BASED ON THE ANTICIPATED RATIOS BETWEEN OUTGOING AND INCOMING TRAFFIC, ANTICIPATED SETTLEMENT RATES AND FORECAST FOREIGN EXCHANGE RATES.

(3) TO REFLECT THE INCREASE IN DELAYED RETURN TRAFFIC REVENUE FOR EACH RESPECTIVE PERIOD, THE INFORMATION PRESENTED REFLECTS, FOR THE PURPOSE OF COMPUTING SUCH INCREASE, THE AMOUNT OF THE ESTIMATED RETURN TRAFFIC REVENUE FOR THE PRECEDING PERIOD.

(4) THE INCREASE IN THE AMOUNT OF ESTIMATED DELAYED RETURN TRAFFIC REVENUE DURING THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996, IS
     (1) FOR THE QUARTER ENDED JUNE 30, 1997, THE DIFFERENCE BETWEEN THE AMOUNT OF ESTIMATED DELAYED RETURN TRAFFIC REVENUE BACKLOG AT JUNE 30, 1997 AND MARCH 31, 1997, (2) FOR THE SIX MONTHS ENDED JUNE 30, 1997, THE DIFFERENCE BETWEEN THE AMOUNT OF ESTIMATED DELAYED RETURN TRAFFIC REVENUE BACKLOG AT JUNE 30, 1997 AND DECEMBER 31, 1996, (3) FOR THE QUARTER ENDED JUNE 30, 1996, THE DIFFERENCE BETWEEN THE AMOUNT OF ESTIMATED DELAYED RETURN TRAFFIC REVENUE BACKLOG AT JUNE 30, 1996 AND MARCH 31, 1996 AND (4) FOR THE SIX MONTHS ENDED JUNE 30, 1996, THE DIFFERENCE BETWEEN THE AMOUNT OF ESTIMATED DELAYED RETURN TRAFFIC REVENUE BACKLOG AT JUNE 30, 1996 AND DECEMBER 31, 1995. THE AMOUNT OF

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

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on May 16, 1997.

            The following tables set forth information regarding the number of votes for, against, withheld, or abstaining and broker non-votes, with respect to each matter presented at the meeting.

            1.    Both nominees for Class I director were elected as follows:


                                                        WITHHOLD
           NOMINEES                         FOR         AUTHORITY
           --------                         ---         ---------

          Charles M. Dalfen          17,147,194       1,600
          Barry J. Volante           17,147,194       1,600

          2.   Both nominees for Class II director were elected as follows:

                                                       WITHHOLD
          NOMINEES                         FOR         AUTHORITY
          --------                        ----         ---------

         Gail E. Granton            17,147,194       1,600
         James J. Junewicz          17,147,194       1,600

         3.   The nominee for Class III director was elected as follows:


                                             WITHHOLD
      NOMINEES                   FOR         AUTHORITY
      --------                   ---         ---------
      Howard A. Neckowitz        17,147,194      1,600

     4. The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from Twenty-five
     Million (25,000,000) shares to Fifty Million (50,000,000) shares and to increase the number of authorized shares Preferred Stock from One Million
     (1,000,000) shares to Five Million (5,000,000,) shares was approved as follows:

                                       BROKER
     FOR          AGAINST   ABSTAIN   NON-VOTE
     ---          -------   -------   --------
     14,653,889  1,379,191    2,500     1,113,464

     5. The amendment to the Company's Certificate of Incorporation to provide for the division of The Board of Directors into classes of directors with staggered terms was approved as follows:

                                      BROKER
     FOR          AGAINST   ABSTAIN   NON-VOTE
     ---          -------   -------   --------

     14,437,832  1,595,823    1,675   1,113,464

     6. The amendment to the Company's Certificate of Incorporation to require all stockholder action to be taken at a meeting of stockholders was approved as follows:

                                       BROKER
     FOR          AGAINST   ABSTAIN   NON-VOTE
     ---          -------   -------   --------
     14,451,587  1,593,207    2,450   1,101,550

     7.       The Company's Long-Term Incentive Plan was approved as follows:

                                       BROKER
     FOR          AGAINST   ABSTAIN   NON-VOTE
     ---          -------   -------   --------
     14,890,175  1,437,985    5,840    814,794

     8. The selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997 was approved as follows:

                                       BROKER
     FOR          AGAINST   ABSTAIN   NON-VOTE
     ---          -------   -------   --------
     17,141,129   5,265     2,400         0

Item 5.     Other Information

            In December, 1994, the Company advanced $38,000 and in April, 1997 the Company advanced $9,250 to Mr. Fred Weismiller, an executive officer of the Company. In September, 1996 the Company advanced $15,000 to Mr. Robert Craver, an executive officer of the Company.

Item 6.     Exhibits and Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended June 30, 1997. The Exhibits filed as part of this report are listed below:


            3.1  Amended and Restated Certificate of Incorporation, as amended
                 May 20, 1997.
            3.2  Amended and Restated Bylaws
            4.1  Amended and Restated Certificate of Incorporation, as amended
                 May 20, 1997
            4.2  Amended and Restated Bylaws
            10.1 1997 Long-Term Incentive Plan
            11   Computation of Per Share Earnings
            27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PACIFIC GATEWAY EXCHANGE, INC.



Dated: August 14, 1997

                                                  By: /s/ Howard A. Neckowitz
                                                      ------------------------
                                                       Howard A. Neckowitz
                                                       President and CEO
                                                       (Authorized Signatory)


                                                  By: /s/ Sandra Grey
                                                      ----------------
                                                      Sandra Grey
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer )