Form 10-Q
period 1997-09-30
PACIFIC GATEWAY EXCHANGE INC
filed 1997-11-14
CIK 1004967

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED September 30, 1997

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

    Registrant's Telephone Number, Including Area Code (415) 375 6700
                                                       -------------

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

As of October 31, 1997, the number of the registrant's Common Shares of $.0001 par value outstanding was 18,830,590

                       PACIFIC GATEWAY EXCHANGE, INC.

                              TABLE OF CONTENTS
                              -----------------

                                                                        Page
                                                                        ----
Part I -  FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated condensed balance sheets as of
        September 30, 1997 and December 31, 1996                           1

        Consolidated condensed statements of income
        for the three-and nine-month periods ended
        September 30, 1997 and 1996                                        2

        Consolidated condensed statements of cash flows
        for the nine-month periods ended
        September 30, 1997 and 1996                                        3

        Notes to consolidated condensed financial statements               4

Item 2: Management's discussion and analysis
        of financial condition and results
        of operations                                                      6


Part II - OTHER INFORMATION

Item 1: Legal Proceedings                                                 11

Item 2: Changes in Securities and Use of Proceeds                         11

Item 3: Defaults upon Senior Securities                                   11

Item 4: Submission of matters to a vote of security holders               11

Item 5: Other information                                                 11

Item 6: Exhibits and reports on Form 8-K                                  11


Item 1.  Financial Statements

                         PACIFIC GATEWAY EXCHANGE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                                                                  (Unaudited)
                                                                                  September 30,  December 31,
                                                                                      1997          1996
                                                                                  -----------    ----------
                                ASSETS
Current Assets:
Cash and cash equivalents                                                          $  30,174      $  45,563
Accounts receivable, net of allowance for doubtful accounts
      of $3,508 in 1997 and $1,679 in 1996                                            54,055         25,145
Accounts receivable, related party                                                     2,622          3,066
Prepaid expenses                                                                         843            729
Deferred income tax                                                                    1,442          1,184
Other current assets                                                                     427           --
                                                                                   ---------      ---------
             Total current assets                                                     89,563         75,687
Property and equipment, net                                                           52,824         27,636
Goodwill                                                                                 596           --
Deposits and other assets                                                              1,025            493
                                                                                   ---------      ---------
             Total assets                                                          $ 144,008      $ 103,816
                                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                   $  64,889      $  36,472
Accrued liabilities                                                                    3,431          1,304
Income taxes payable                                                                   1,282          2,493
Current portion of capitalized lease obligations                                         216           --
Other liabilities                                                                        644            367
                                                                                   ---------      ---------
             Total current liabilities                                                70,462         40,636
Long-term portion of capitalized lease obligations                                       240           --
Deferred income tax                                                                    1,375            708
                                                                                   ---------      ---------
             Total liabilities                                                        72,077         41,344
                                                                                   ---------      ---------
Stockholders' Equity:
Preferred stock, $.0001 par value, authorized
      5,000,000 shares, no shares issued                                                --             --
Common stock, $.0001 par value, authorized 25,000,000 shares, issued 18,974,150 shares, outstanding 18,830,590 shares
      in 1997 and issued 19,040,050 shares, outstanding 18,896,490
      shares in 1996                                                                       2              2
Additional paid in capital                                                            55,725         55,113
Retained earnings                                                                     16,551          7,757
Common stock held in treasury, at cost
      (143,560 shares in 1997 and 1996)                                                 (400)          (400)
Foreign currency translation                                                              53           --
                                                                                   ---------      ---------
             Total stockholders' equity                                               71,931         62,472
                                                                                   ---------      ---------
             Total liabilities and stockholders' equity                            $ 144,008      $ 103,816
                                                                                   =========      =========



      See Accompanying Notes to Consolidated Condensed Financial Statements



                         PACIFIC GATEWAY EXCHANGE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except net income per share)

                                                       Three Months                Nine Months
                                                    Ended September 30,         Ended September 30,
                                                 ------------------------     -----------------------
                                                    1997          1996          1997          1996
                                                 ---------     ----------     ---------    ----------
                                                                      (Unaudited)
Revenues                                         $  76,087     $  38,702      $ 183,015     $  97,492
Revenues - related party                             3,910         5,547         11,619        15,730
                                                 ---------     ---------      ---------     ---------
           Total revenues                           79,997        44,249        194,634       113,222
Cost of long distance services                      68,099        37,449        163,207        99,227
                                                 ---------     ---------      ---------     ---------
           Gross margin                             11,898         6,800         31,427        13,995
Selling, general and administrative expenses         5,587         3,054         15,030         7,259
Depreciation                                         1,595           547          3,715         1,410
                                                 ---------     ---------      ---------     ---------
           Total operating expenses                  7,182         3,601         18,745         8,669
                                                 ---------     ---------      ---------     ---------
           Operating income                          4,716         3,199         12,682         5,326
Other income/(expense), net                            162           (73)           330           (73)
Interest income/(expense), net                         377           488          1,392           242
                                                 ---------     ---------      ---------     ---------
     Income before income taxes                      5,255         3,614         14,404         5,495
Provision for income taxes                           1,965         1,446          5,610         2,197
                                                 ---------     ---------      ---------     ---------
           Net income                            $   3,290     $   2,168      $   8,794     $   3,298
                                                 =========     =========      =========     =========
           Net income per share, primary
             and fully diluted                      $ 0.17     $    0.12      $    0.45     $    0.21
                                                 =========     =========      =========     =========
Weighted average number of common shares
outstanding                                         19,663        18,586         19,656        15,655
                                                 =========     =========      =========     =========


     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       PACIFIC GATEWAY EXCHANGE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Nine Months
                                                                Ended September 30,
                                                             ------------------------
                                                                1997           1996
                                                             ---------      ---------
                                                                    (Unaudited)
Operating Activities:
Net Income                                                    $  8,794      $  3,298
Adjustments to net income:
      Depreciation                                               3,715         1,410
      Noncash items                                                 84          --
      Bad debts provision                                        1,829           705
      Changes in operating assets and liabilities, net of
       business acquisition:
         Accounts receivable                                   (30,113)      (10,027)
         Accounts receivable, related party                        444          --
         Prepaid expenses                                          (26)         --
         Deferred tax asset                                       (258)          (74)
         Deposits and other assets                                (959)         (527)
         Accounts payable                                       25,302        16,888
         Accrued liabilities                                     2,127          (772)
         Other liabilities                                         277          (138)
         Deferred tax liability                                    667          --
         Income taxes payable                                   (1,385)          340
                                                              --------      --------
      Net cash provided by operating activities                 10,498        11,103
                                                              --------      --------
Investing Activities:
Purchase of property and equipment                             (26,483)       (8,737)
Acquisition of business, net of cash acquired                      222          --
                                                              --------      --------
Net cash used in investing activities                          (26,261)       (8,737)
                                                              --------      --------
Financing Activities:
Proceeds from issuance of Common Stock                            --          53,915
Repayments on revolving lines of credit, related party            --          (5,420)
Repayments on capital lease obligations                           (154)         --
Exercise of stock options                                          528          --
                                                              --------      --------
Net cash provided by financing activities                          374        48,495
                                                              --------      --------
Net decrease in cash and cash equivalents                      (15,389)       50,861
Cash and cash equivalents at beginning of the period            45,563         1,792
                                                              --------      --------
Cash and cash equivalents at end of the period                $ 30,174      $ 52,653
                                                              ========      ========


      See Accompanying Notes to Consolidated Condensed Financial Statements

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1996. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


(2)  ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

The Company has entered into operating agreements with 37 telecommunications carriers in 26 different countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the foreign country from the international carrier. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered from the foreign carrier. Of the agreements the Company had in service at September 30, 1997, 13 agreements provided that the Company generally must wait up to six months before it actually receives the proportional return traffic. For these agreements, the Company recognizes a loss in the period in which it sells to a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increase occurred. Historically, when the return traffic is received in the future period, the Company generally realizes a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, has resulted in a gross profit on the total transaction. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in either future settlement rates or changes in foreign exchange rates will have on net payments made and revenue received.

(3)  ACQUISITIONS

The Company acquired 70% of the outstanding shares in Rustelnet. The acquisition was accounted for by the purchase method and accordingly the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition. The price was $36,000 with Rustelnet having cash balances of $257,000 at the time. Rustelnet is a provider of enhanced services to the Russian market. The fair value of net liabilities acquired in the acquisition was $158,000. The excess of purchase price over the estimated fair market value of $627,000 has been allocated to goodwill. Goodwill is being amortized on a straight line basis over a 10 year period.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for both the interim periods and annual periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the impact on the financial statements to be material.

On June 30, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of the comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating SFAS No. 130.

On June 30, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and segments in interim financial reports issued to shareholders. SFAS No. 131 requires restatement of earlier periods presented. Management is currently evaluating SFAS No. 131.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecast of traffic growth; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunication standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail
E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; or (xii) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                  Three Months               Nine Months
                                               Ended September 30,        Ended September 30,
                                              ----------------------    ------------------------
                                               1997          1996         1997           1996
                                             ---------    ----------    ---------     ----------
Total revenues                                 100.0%         100.0%       100.0%        100.0%
Cost of long distance services                  85.1%          84.6%        83.9%         87.6%
                                             --------       --------     --------      --------
        Gross margin                            14.9%          15.4%        16.1%         12.4%
Selling, general and administrative
   expenses                                      7.0%           6.9%         7.7%          6.4%
Depreciation                                     2.0%           1.2%         1.9%          1.2%
                                             --------       --------     --------      --------
        Total operating expenses                 9.0%           8.1%         9.6%          7.7%
                                             --------       --------     --------      --------
        Operating income                         5.9%           7.2%         6.5%          4.7%
Other income/(expense), net                      0.2%          -0.2%         0.2%         -0.1%
Interest income/(expense), net                   0.5%           1.1%         0.7%          0.2%
                                             --------       --------     --------      --------
    Income before income taxes                   6.6%           8.2%         7.4%          4.9%
Provision for income taxes                       2.5%           3.3%         2.9%          1.9%
                                             --------       --------     --------      --------
        Net income                               4.1%           4.9%         4.5%          2.9%
                                             ========       ========     ========      ========

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Revenues:    Total revenues in the three months ended September 30, 1997 increased 81% to $80.0 million from $44.2 million in the three months ended September 30, 1996. The increase was the result of several factors, including an increase in the number of operating agreements to 37 at September 30, 1997 from 30 at September 30, 1996 and an increase in the number of customers to 115 at September 30, 1997 from 69 at September 30, 1996. As a result, total minutes increased 76.8% from the three months ended September 30, 1996, while the average price per minute charged to customers improved slightly to 29 cents in the three months ended September 30, 1997, compared to 28 cents in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S. and increases in the incidental U.S. domestic terminating traffic are factors influencing the average customer price per minute. During the third quarter (as in all prior quarters), Pacific Gateway sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as the Company charges the foreign carrier to terminate calls in the United States, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.


Gross margin:   Gross margin increased 75.0% to $11.9 million in the three months ended September 30, 1997 from $6.8 million in the three months ended September 30, 1996. As a percentage of revenue, gross margin decreased from 15.4% in the prior period to 14.9% in the current period. The decrease in margin resulted from costs associated with the significant increase in revenue and higher fixed costs due to offshore start-ups and reconfiguring of the U.S. network. The cost of long distance service increased to $68.1 million in the three months ended September 30, 1997 from $37.4 million in the three months ended September 30, 1996. This increase in costs represents growth in outbound traffic on new and existing routes in advance of receiving proportional return traffic, resulting in an increase in the estimated delayed proportional return traffic backlog amount at September 30, 1997.

Selling General and Administrative Expenses: Selling, general and administrative expenses as a percentage of revenues were 7.0% in the three months ended September 30,1997, essentially unchanged from the same quarter last year. Actual expenses increased 82.9% to $5.6 million in the three months ended September 30, 1997 from $3.1 million in the three months ended September 30, 1996. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 71 at September 30, 1997 from 45 at September 30, 1996. The increase in sales commission expenses was primarily due to increased revenues. Additionally, the UK and Russian offshore subsidiaries, the international 800 and travel services programs, the retail marketing programs and the New York technical center expansion are all currently in roll-out phases.

Depreciation:   Depreciation increased 191.6% to $1.6 million in the three months ended September 30, 1997 from $0.5 million in the three months ended September 30, 1996. Depreciation as a percentage of revenues was 2.0% of revenue for the three months ended September 30, 1997 and 1.2% for the same quarter last year. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired since September 30, 1996.

Income Tax:   Income taxes increased to $2.0 million in the three months ended
September 30, 1997 from $1.4 million in the three months ended September 30, 1996, primarily due to increased operating income. The effective tax rate was 40.0% in 1996 and 37.4% in 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Revenues:    Total revenues in the nine months ended September 30, 1997 increased 71.9% to $194.6 million from $113.2 million in the nine months ended September 30, 1996. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 37 at September 30, 1997 from 30 at September 30, 1996, and an increase in the number of customers to 115 at September 30, 1997 from 69 at September 30, 1996.

Gross margin:   Gross margin increased 124.6% to $31.4 million in the nine months ended September 30, 1997 from $14.0 million in the nine months ended September 30, 1996. As a percentage of revenue, gross profit increased from 12.4% in the prior period to 16.1% in the current period. This percentage increase was primarily a result of an increase of 75.2% in the total minutes. The cost of long distance service increased to $163.2 million in the nine months ended September 30, 1997 from $99.2 million in the nine months ended September 30, 1996.

Selling General and Administrative Expenses: Selling, general and administrative expenses as a percentage of revenues increased from 6.4% in the prior period to 7.7% in the current period. Actual expenses increased 107.1% to $15.0 million in the nine months ended September 30, 1997 from $7.3 million in the nine months ended September 30, 1996. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 71 at September 30, 1997 from 45 at September 30, 1996. The increase in sales commission expenses was primarily due to increased revenues. Additionally, the UK and Russian offshore subsidiaries, the international 800 and travel services programs and the retail marketing programs are all currently in roll-out phases.

Depreciation:   Depreciation increased 163.5% to $3.7 million in the nine months ended September 30, 1997 from $1.4 million in the nine months ended September 30,1996. Depreciation as a percentage of revenues increased from 1.2% in the prior period to 1.9% in the current period. The increase in dollar amount was primarily due to depreciation of additional transmission facilities acquired since September 30, 1996.

Income Tax:   Income taxes increased to $5.7 million from $2.2 million,
primarily due to increased operating income. The effective tax rate was 40.0% in 1996 and 38.9% in 1997.

Liquidity and Capital Resources

The Company has financed its rapid growth, including its capital expenditures, through funds received in July 1996 from its initial public offering. The length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six month lag inherent in the international telecommunications service settlement process.

Net cash provided by operating activities was $10.5 million for the nine months ended September 30, 1997 and $11.1 million for the nine months ended September 30, 1996. This decrease was primarily a result of a decrease in accounts payable, which exceeded the increases in accounts receivable.

Net cash used in investing activities was $26.3 million for the nine months ended September 30, 1997 and $8.7 million for the nine months ended September 30, 1996. Substantially all of these expenditures were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 1997 and $48.5 million for the nine months ended September 30, 1996. A line of credit with a major shareholder was put in place in 1995, but was repaid in the second quarter of 1996.

At September 30, 1997, the Company had outstanding commitments of $16.5 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. The Company believes that the net proceeds from the initial public offering in July 1996, together with cash provided by operating activities and other existing sources of liquidity, will be sufficient to meet its outstanding capital commitments and its expected capital expenditures and working capital needs through the end of 1997. However, the Company may raise additional funds through an equity offering or other financing arrangements to fund growth opportunities that the Company's management identifies may be beneficial to the Company.

Other Operating Data

The information set forth below illustrates management's estimate of the amount of revenue derived from the proportional delayed return traffic which certain carriers are contractually obligated to provide to the Company within six months of the Company delivering certain outbound calls. See Note 2 to the Financial Statements. The estimated delayed return traffic revenue is based on the anticipated ratios between the outgoing and incoming traffic and anticipated settlement rates. The information concerning estimated delayed return traffic revenue backlog contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. The actual results and actual amounts of delayed return traffic revenue could differ materially from the estimated amounts reflected herein as a result of numerous factors, including, but not limited to, changes in international settlement rates, changes in ratios between outgoing and incoming traffic, foreign currency fluctuations, termination of certain operating agreements and changes in U.S. tax law.

                                            Three Months              Nine Months
                                          Ended September 30,      Ended September 30,
                                          -------------------      -------------------
                                            1997       1996          1997       1996
                                          -------     -------      -------     -------
Revenues received in current period
from delayed return traffic/1/              2,882      4,535       13,672      10,677

Estimated delayed return traffic revenue
backlog at end of period/2/                14,475     11,812/5/    14,475      11,812/5/

Estimated delay return traffic revenue
backlog at end of preceding period/3/      14,102     10,946       13,719       6,142

Increase (decrease) in estimated revenues
from delayed return traffic/4/                373        866          756       5,670

(1) Represents revenue recorded in the current period from certain of the Company's operating agreements which require the Company to wait up to six months to receive the return traffic. See Note 2 to the Financial Statements.

(2) The amount as of the three and nine month periods ended September 30, 1997 and 1996 reflects management's estimate of the revenue to be received by the Company from delayed return traffic during the six months ending March 31, 1997 and 1996, such estimate being based on the anticipated ratios between outgoing and incoming traffic, anticipated settlement rates and forecast foreign exchange rates.

(3) To reflect the increase in delayed return traffic revenue for each respective period, the information presented reflects, for the purpose of computing such increase, the amount of the estimated return traffic revenue for the preceding period.

(4) The increase in the amount of estimated delayed return traffic revenue during the quarter and nine months ended June 30, 1997 and 1996, is (1) for the quarter ended September 30, 1997, the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1997 and June 30, 1997, (2) for the nine months ended September 30, 1997, the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1997 and December 31, 1996, (3) for the quarter ended September 30, 1996, the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1996 and June 30, 1996 and (4) for the nine months ended September 30, 1996, the difference between the amount of estimated delayed return traffic revenue backlog at September 30, 1996 and December 31, 1995. The amount of the increase reflects management's estimate of such revenue earned in the particular six month period, although not reported on the Company's financial statements until up to six months later, under the operating agreements which require the Company to wait up to six months before such revenue is actually received pursuant to the contractual obligation of foreign carriers to deliver such return traffic. Historically the Company has realized an after tax net margin of approximately 50% on the amount of such revenues when these are received.

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

                        PART II.   OTHER INFORMATION


Item 1.  Legal proceedings

         None


Item 2.  Changes in Securities and Use of Proceeds

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


                                PACIFIC GATEWAY EXCHANGE, INC.



Dated: November 14, 1997

                                By: /s/ Howard A. Neckowitz
                                   -------------------------------
                                    Howard A. Neckowitz
                                    President and CEO
                                    (Authorized Signatory)


                                By: /s/ Sandra Grey
                                   -------------------------------
                                   Sandra Grey
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)