Form 10-K
period 1997-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 1998-03-31
CIK 1004967

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       COMMISSION FILE NUMBER 000-21043

                        PACIFIC GATEWAY EXCHANGE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                94-3134065
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


        533 AIRPORT BOULEVARD, SUITE 505, BURLINGAME, CALIFORNIA 94010
                   (Address of principal executive offices)

                        TELEPHONE NUMBER: 650-375-6700
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON SHARES, PAR VALUE $.0001 PER SHARE
          PREFERRED SHARE PURCHASE RIGHTS, PAR VALUE $.0001 PER SHARE
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 1998, was approximately $839,000,000, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be, an admission that such persons are affiliates of the registrant.

  As of March 18, 1998, there were outstanding 19,113,955 Common Shares of $.0001 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the 1998 Annual General Meeting of Shareholders.

================================================================================

                         PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
 ITEM                                                                     NUMBER
 ----                                                                     ------
                                    PART I

  1.  Business.........................................................      1
  2.  Properties.......................................................     21
  3.  Legal Proceedings................................................     21
  4.  Submission of Matters to a Vote of Security Holders..............     21
      Executive Officers...............................................     21

                                   PART II

      Market for the Registrants Common Stock and Related Stockholder
  5.  Matters..........................................................     23
  6.  Selected Financial Data..........................................     24
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations............................................     25
  8.  Financial Statements and Supplementary Data......................     31
      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure.............................................     47

                                   PART III

 10.  Directors and Executive Officers.................................     47
 11.  Executive Compensation...........................................     47
 12.  Security Ownership of Certain Beneficial Owners and Management...     47
 13.  Certain Relationships and Related Transactions...................     47

                                   PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.     47

                                    PART I

ITEM 1. BUSINESS

NOTE ON FORWARD-LOOKING STATEMENTS

  This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunciations industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and future developments in the telecommunications industry, are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities, such as undersea fiber optic cable; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings: (xiii) concentration of credit risk; or (xiv) natural disasters and catastrophic events. The foregoing review of important factors including those discussed in detail below should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(a) GENERAL DEVELOPMENT OF BUSINESS

  Pacific Gateway is a facilities-based international telecommunications carrier, which provides international telecommunications services to its target customer base of long distance service providers worldwide as well as retail customers. The Company is incorporated in Delaware and commenced operations on August 8, 1991. On July 25, 1996, the Company and certain stockholders of the Company consummated an initial public offering of 6,057,050 shares of the Company's Common Stock. As a "facilities-based" carrier, the Company owns or leases its international network facilities including: digital undersea fiber optic cable, international switching facilities and operating agreements with foreign carriers. The Company operates an international network consisting of international and domestic switching facilities in the U.S. in Los Angeles, New York, and Dallas, and offshore in the United Kingdom, New Zealand and Russia. The Company has partial ownership interests in 17 digital undersea fiber optic cable systems in the Atlantic, Pacific and Caribbean regions and operating agreements that provide for the exchange of traffic with foreign carriers.

  In 1997, the Company began to provide international long distance services to retail customers through its existing network. In particular, the Company and GMCR Inc. ("Globe Telecom"), a company operating in the Philippines, formed a joint venture called "Pintouch" to market international long distance services to the Filipino-American community.

  As of December 31, 1997, Pacific Gateway had 43 operating agreements with foreign carriers in 28 countries around the world, which countries collectively represent approximately 54.3% of U.S.-originated international traffic according to Federal Communications Commission ("FCC") 1996 statistics. The Company's foreign partners include both telecommunications carriers that have been dominant in their home markets, which may be wholly or partially government-owned (often referred to as post telephone and telegraph companies or "PTTs") and non-dominant carriers that may have been recently established as a result of the deregulation of foreign telecommunications markets ("Competitive Carriers").

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

  Bilateral operating agreements between international long distance carriers in different countries are key components of the international long distance telecommunications market. Under an operating agreement, each carrier agrees to terminate traffic in its country and provide proportional return traffic to its partner carrier. The implementation of a high quality international network, including the acquisition and utilization of digital undersea fiber optic cable and adherence to the technical recommendations of the International Telegraph and Telephone Consultative Committee (the "CCITT") of the International Telephone Union (the "ITU") for signaling, protocol and transmission, is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market.

  The international long distance telecommunications market has experienced rapid growth in recent years. During 1996, according to the FCC, the U.S.- Originated Market grew at an annual rate of 20.7% from $15.9 billion to $19.2 billion. The Company believes that the international telecommunications market will continue to experience strong growth for the foreseeable future as a result of the following trends:

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

  In February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade Organization (the "WTO"), which became effective February 5, 1998. The agreement seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and to adopt pro-competitive regulatory principles. Although the Company is unable to predict the exact effects this new agreement will have, it believes the WTO agreement will provide the Company with lower access cost and an expanded market potential.

Markets

  U.S.-Wholesale Market. The U.S. wholesale market provides international telecommunications services to its target customer base of long distance service providers worldwide. The Company's U.S. wholesale marketing efforts are primarily directed to U.S.-based carriers that originate international traffic but do not have operating agreements with foreign carriers to terminate the traffic. In addition, international carriers with operating agreements may use the services of other international carriers, such as Pacific Gateway, for overflow traffic or on routes with smaller traffic volumes.

  Offshore Market. Although the Company's extensive international network enables it to compete in the entire international market outside the U.S., Pacific Gateway is focusing its strategy on developing a significant presence in a defined set of geographical routes where it believes it has either competitive advantages through strong relationships with foreign partners or the opportunity to gain market share and increase its volume of higher-margin, value-added services. The Company's services in this market are predominantly wholesale.

  Emerging and Value-Added Services Market. The Company is broadening its focus to include a variety of emerging and value-added services. The Company is utilizing its existing network to provide international long distance services to certain ethnic retail markets. In addition, the Company intends to expand the range of products and services that it offers to include international 800, travel and debit cards, multimedia and internet services and is in the beginning stage of doing so in some respects.

Services

  Switched Services. Switched services represent the largest component of telecommunications traffic. These services are provided through transmission facilities employing switches that automatically route calls to available circuits. As shown in the following diagram, a typical international telephone call which originates in a U.S. business or residence first travels through the local carrier's switched network to the caller's domestic long distance carrier. The domestic long distance carrier then carries the call to an international gateway switch. An international carrier picks up the call at its gateway switch and sends it through a digital undersea fiber optic cable or satellite circuit to the corresponding international gateway switch operated by an international carrier in the country of destination. The long distance carrier in that country then routes the call to its customer through the domestic telephone network. Foreign-originated traffic is routed back to the United States in a similar manner.

                    [INTERNATIONAL SWITCHED SERVICES CHART]

  Value-Added Services. Value-added services include 800 service, international directory assistance with the option of call completion, travel card services, enhanced facsimile services, videoconferencing and internet access, among others. The provision of such value-added services offers carriers attractive opportunities to increase operating margins and offer a more competitive service to their customers.

  International Private Line Services. International private line services provide a dedicated point-to-point connection between two locations without using a public switched network. For example, a typical private line would connect the New York and London branches of an international bank. Customers of this service are typically multinational corporations or government agencies which have substantial communications volume between two or more international locations.

Operating Agreements

  International long distance traffic is traditionally exchanged under switched voice bilateral operating agreements between long distance carriers in two countries. In order to terminate a U.S.-originated call in another country, a U.S.-based international carrier may have an operating agreement with a carrier in that country or may pay for transmission service from another carrier that has such an agreement. Typically, operating agreements provide for the termination of traffic in, and return traffic to, the partners' respective countries for mutual compensation through negotiated settlement rates. Operating agreements typically provide that a foreign carrier will return through the U.S. carrier the same percentage of total U.S. terminating traffic as it receives from the U.S.-based carrier and also provide for network coordination and accounting and settlement procedures. The execution of an operating agreement between two carriers is typically accompanied by an equal investment by both carriers in digital undersea fiber optic cable between the two countries. While operating agreements generally are for an unspecified term, the Company believes that the common ownership of transmission facilities, which are expected to have 20-year useful lives, establishes a solid foundation for long-term relationships among international carriers.

COMPANY STRATEGY

  The Company's objective is to strengthen its position as a facilities-based international telecommunications services provider by increasing its customer base in the United States and abroad and positioning itself for continued growth in revenues and profitability. The Company's strategy for achieving this objective consists of the following key elements:

Expand and Enhance Network Facilities

  To support the expected growth in data and voice traffic, the Company intends to expand its investment in new and existing digital undersea fiber optic cables. The Company is generally able to provide greater assurance of the quality and reliability of transmission at a cost-effective rate by routing traffic over its owned international facilities. The Company also intends to expand its switching and international gateway facilities in the United States and to invest in network operations in certain foreign locations in order to originate and terminate customer traffic more cost effectively although there can be no assurance the Company will be successful in this expansion. The Company utilizes state-of-the-art equipment and technologies that conform to relevant operating standards to ensure high quality, cost-effective transmission service.

Increase Overseas-Originated Traffic Through International Alliances, Joint Ventures and Acquisitions

  The Company believes that alliances and direct investments with foreign partners have the potential to increase the Company's opportunities to increase traffic in the most rapidly growing segments of the international telecommunications market. In July 1996, the Company and Kokusai Denshin Denwa ("KDD Japan") entered into a seven-year cooperation agreement that contemplates joint projects in the communications field, including joint product development of enhanced services, such as imaging and internet services.

  In February 1998, the Company acquired 16.66% of the stock of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia and internet telecom provider. The Company intends to use Ekonom's expertise to help it provide a portfolio of multimedia and internet services to its customers. In addition, in conjunction with the acquisition, the Company and Ekonom agreed to enter into an ethnic retail marketing joint venture in order to market telecommunication services to certain ethnic communities although the terms of the joint venture have not yet been finalized.

  The Company is currently evaluating several other potential alliances, investment opportunities and acquisitions, including equity positions and operating roles with both established and emerging international telecommunications carriers with operations in Asia, the Pacific Rim, Eastern Europe, Western Europe and Latin America. In many of the regions targeted by the Company, the provision of telecommunications services is being deregulated, providing numerous opportunities either to provide wholesale services to other competitive carriers operating in the region or to service the end-user market directly. Additionally, many of the value-added services currently offered by the Company in the United States (discussed below) can be provided abroad through such alliances, creating opportunities to generate additional revenues through available technology. In 1997, the Company expanded its operations offshore to include the United Kingdom, Russia, and New Zealand. The Company is currently expanding to 4 new offshore locations. In each location the Company is in the process of obtaining the appropriate licenses, and undergoing construction and pre-sales activities. There can be no assurance that the Company will be successful in the expansion to these new locations.

Expand Product Line

  The Company intends to expand the range of products and services that it offers to its customers to include international 800 service, prepaid services such as debit and travel cards, international directory assistance with the option of call completion service, enhanced facsimile service and virtual private network services and is in the beginning stages of doing so in some respects. The Company believes that leveraging its existing network by offering additional value-added services will increase the loyalty of its existing customer base and help attract new customers. These services will enable Pacific Gateway's carrier customers to provide a broader range of international services to their end-user customers, which the Company expects will stimulate additional higher margin international traffic over its network.

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

Expand Customer Segments

  Pacific Gateway intends to leverage its existing network by marketing international long distance services directly to the retail market, including ethnic marketing. The Company also intends to market its services to targeted customers which have large concentrations of international telecommunications traffic to specific countries where the Company believes that it can offer the combined advantages of competitive prices, high transmission quality and service diversity. The Company expects that traffic generated by retail customers will result in higher gross margins than the Company's wholesale traffic however, selling, general and administrative costs directly related to the provision of these services are also anticipated to increase. To develop this aspect of its business more rapidly, the Company may enter into partnerships or alliances with companies which have an existing customer base that Pacific Gateway intends to target. Examples of this include the October 1997 formation of the Pintouch joint venture between the Company and Globe Telecom to market international long distance services to the Filipino-American community. In addition, in conjunction with the February 1998 acquisition of 16.66% of Ekonom, the Company and Ekonom agreed to enter into an ethnic retail marketing joint venture.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company classifies its operations into one industry segment, telecommunications services.

(C) NARRATIVE DESCRIPTION OF BUSINESS

SERVICES

  The Company provides four categories of services: international switched services, domestic switched services, switch-based value-added services and international private line services. Substantially all the Company's current revenues are generated by the sale of international and domestic switched services.

International Switched Services

  The Company's international switched service revenues are generated from outgoing and incoming international traffic carried through its international network including switching facilities in the United Kingdom, New Zealand and Russia. Revenues from international switched services are derived from country-specific, usage-sensitive rates charged to its customers, return traffic from Pacific Gateway's foreign partners, and terminating traffic in its international switching facilities.

  As of December 31, 1997, the Company had 43 operating agreements with foreign carriers in 28 countries under which it carries traffic through its network of switching facilities and digital undersea fiber optic cables, as well as through leased satellite circuits. Through its network and its arrangements with U.S. and foreign carriers, the Company is able to deliver traffic to or between all countries in the world that have direct dial service with the United States. International switched services represented approximately 96.4%, 91.6% and 88.1% of the Company's revenues in 1997, 1996 and 1995, respectively.

Domestic Switched Services

  The Company provides both originating and terminating switched long distance services within the United States. The Company's originating network, which provides access and egress to local network providers, extends to geographical areas around its switching facilities in Los Angeles (serving most major metropolitan areas in California, Arizona, and Nevada), New York (serving selected metropolitan locations in New York, Washington, D.C., Massachusetts, Pennsylvania, Connecticut, New Jersey and Virginia) and Dallas (serving metropolitan areas in Texas). The Company provides switched services as a cost-effective means to terminate its return traffic in the mentioned areas and for the U.S., to offer services to U.S.-based long distance resellers that do not own or lease switching facilities ("switchless resellers"). Domestic switched services accounted for approximately 2.6%, 7.4% and 11.7% of the Company's total revenues in 1997, 1996 and 1995 , respectively.

Emerging and Value-Added Services

  The Company is broadening its focus to include a variety of emerging and value-added services. The Company is utilizing its existing network to provide international long distance services to certain ethnic retail markets. In particular, the Company and Globe Telecom formed a joint venture called "Pintouch" to market international long distance services to the Filipino-American community. In addition, the Company intends to expand the range of products and services that it offers to include a variety of value-added services including directory assistance, prepaid services such as debit and travel cards, multimedia and internet services to its U.S.-based wholesale carrier customers that do not provide such services directly to their customers. The Company also has international 800 service available in 7 countries. The Company intends to enter the multimedia services market utilizing its relationship with Ekonom, a Mexican multimedia and internet telecom provider in which the Company acquired a minority equity interest in February 1998. In the aggregate, these services accounted for less than 1% of the Company's revenues in each of 1997, 1996 and 1995.

International Private Line Services

  Pacific Gateway provides dedicated international point-to-point connections on a selective basis to customers requiring special dedicated services for high-traffic voice and data routes between two locations. International private line services represented less than 1% of the Company's revenues in each of 1997, 1996 and 1995.

CUSTOMERS

  The Company sells its services to long distance international telecommunications companies, foreign partners and retail customers. At December 31, 1997, the Company had 43 operating agreements and approximately 125 customers worldwide. In 1997, Frontier Communications, Inc. accounted for 10.4% of the Company's revenues. For further information regarding significant customers see Note (6) entitled "Segment Data" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K.

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

  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Those technologies being developed or already introduced include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications, and digital wireless communication systems such as personal communications services. The Company is unable to predict which of many possible future products and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

  Recent regulatory changes also are expected to increase competition in the telecommunications industry. In February 1996, the Telecommunications Act of 1996 (the "Telecom Act") was adopted. The Telecom Act promotes additional competition in the intrastate, interstate and international telecommunications markets by both U.S.- based and foreign companies. The Telecom Act permits the Regional Bell Operating Companies ("RBOCs") to compete in interstate and international service. Some RBOCs have begun to resell international services. AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints that should make it easier for AT&T to compete with alternative carriers such as the Company. In addition, in February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade

Organization (the "WTO"), which agreement became effective in February 1998. This agreement (the "WTO Agreement") seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. The FCC has adopted various rules designed to implement the principles of the WTO Agreements. See "- Government Regulation." There can be no assurance that the Company will be able to effectively compete in the new regulatory environment or that these changes or other regulatory developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION

Overview

  The Company's businesses are heavily regulated. The FCC exercises authority over all interstate and international facilities-based and resale services offered by the Company. Services that originate and terminate within the same state, also known as intrastate services, are regulated by state regulatory commissions. The Company also may be subject to regulation in foreign countries in connection with certain business activities. For example, the Company's use of transit agreements or arrangements, if any, may be affected by regulations in either the transited or terminating foreign jurisdiction.

Federal Regulation

  General Requirements. The Company must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the "Communications Act"), including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of de jure or de facto control of the Company.

  The FCC has established different levels of regulation for dominant and non-dominant carriers. The Company is classified as a non-dominant carrier for both domestic and international service. Under the Communications Act and the FCC's rules, all international carriers, including the Company, are required to obtain authority under Section 214 of the Communications Act prior to initiating international common carrier services, and must file and maintain tariffs containing the rates, terms and conditions applicable to their services. The FCC has streamlined its regulation of non-dominant international carriers to provide that these tariffs and any revisions thereto are effective upon one day's notice in lieu of the previous 14-day notice period. The Company has filed international tariffs (for switched and private line services) with the FCC. Nevertheless, an otherwise non-dominant U.S.-based carrier may be subject to dominant carrier regulation on a specific international route if it is affiliated with a foreign carrier with market power operating at the foreign point. The Company is not subject to dominant carrier treatment on any route.

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

  In late 1996, the FCC implemented significant changes in its tariff requirements. Exercising forbearance authority granted to it by the Telecom Act, the FCC ruled that non-dominant interexchange carriers are no longer required to file tariffs for domestic services. In August 1997, the FCC affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The FCC also eliminated the requirement that non-dominant long distance carriers make publicly available information on rates and terms of their products. The detariffing order has been stayed by the U.S. Court of Appeals for the District of Columbia and the order on reconsideration also is stayed until the Court issues a decision. It is not known when the Court of Appeals will issue a decision.

  International Services. The Company must have Section 214 facilities-based authority to offer international services via satellites and undersea fiber optic cables. Section 214 resale authority is required to resell international services. The Company has obtained global Section 214 facilities-based and resale authority.

  The Company must conduct its international business in compliance with the FCC's international settlements policy ("ISP"). The ISP establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e. monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement.

  To promote competition in the international telecommunications market, in November 1996, the FCC issued a new international settlement order, which will likely provide international carriers more flexibility in negotiating operating agreements. Under the FCC's new international settlement order, U.S.-based carriers can apply for waivers to the FCC's uniform settlement policy and the FCC's proportionate return policy. Such waivers, if granted, would allow carriers to negotiate more flexible operating agreements. Under the new order, the FCC will no longer apply the ECO Test (defined below) as a threshold for determining when to permit accounting rate flexibility with carriers from WTO member countries. Instead, the FCC adopted a rebuttable presumption that flexibility is permitted for WTO member countries. Although the Company is unable to predict exactly how this new FCC order will affect its international business, the new ISP may reduce international access costs and facilitate the Company's international business.

  International telecommunications service providers are required to file copies of their contracts with other carriers, including operating agreements, with the FCC within 30 days of execution. The FCC's rules also require the Company to file periodically a variety of reports regarding its international traffic flows and use of international facilities.

  In February 1997, the United States entered in the WTO Agreement, which seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. In June 1997, the FCC proposed to implement new rules in order to comply with the WTO Agreement. These new rules were adopted by the FCC in November 1997 and became effective in February 1998.

  The new rules facilitate the entry of foreign carriers that operate in WTO member countries ("WTO Carriers") into the United States telecommunications market. The rules replace the effective competitive opportunities test (the "ECO Test") for entry of WTO Carriers with streamlined procedures that presume entry is pro-competitive. The rules similarly relax the equivalency test for WTO Carriers that seek to provide switched services over private lines between the United States and WTO member countries. In addition, the rules have revised competitive safeguards to eliminate or reduce various operating conditions and replace them with more aggressive safeguards that enhance the FCC's ability to monitor and detect anti-competitive behavior in the United States market. The FCC has retained the right to issue fines, require additional conditions on a grant of authority and, if necessary, deny or rescind a grant of authority.

  The FCC also narrowed the "No Special Concessions" rule, which generally provides that United States carriers cannot accept benefits from foreign carriers to which other United States carriers are not entitled. This rule continues to apply to non-WTO Carriers. The new rule applicable to WTO Carriers simply prohibits United States carriers from entering into exclusive arrangements with WTO Carriers that have sufficient market power to affect competition adversely in the United States market. To provide more certainty in the market, the

FCC adopted a rebuttable presumption that WTO Carriers with less than 50% market share in foreign market lack such market power. As a result, United States carriers may enter into exclusive dealings with WTO Carriers involving a variety of matters, including operating agreements and interconnection arrangements.

  In addition, in 1997 the FCC revised the safeguards that apply to United States carriers classified as dominant due to an affiliation with a foreign carrier that has market power on the foreign end of an international route. The rules retain a single-tier dominant carrier regulatory approach and rely on reporting requirement, rather than restrictions on carriers' provision of service, to affiliated carriers from restricting competition in the United States. In particular, the rules replace the 14-day advance notice tariff filing requirement with one-day advance notice requirement and accords these tariff filings a presumption of lawfulness. The rules also remove the prior approval requirement for circuit additions or discontinuances on the dominant route. The rules require quarterly reports on traffic and revenue, provisioning and maintenance, and circuit status for the dominant carrier in order to monitor and detect anti-competitive behavior. The rules also require a limited form of structural separation between United States carriers and their foreign affiliates. The FCC adopted a rebuttable presumption that a foreign carrier with less than 50% market share in the foreign market lacks market power and, therefore, its United States affiliate should be presumptively treated as non-dominant.

  In August 1997, the FCC adopted mandatory settlement rate benchmarks for carriers receiving traffic from or sending traffic to the United States. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC prohibits a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate within the benchmark. In connection with these rules, the FCC also adopted rules that liberalize the provision of switched services over private lines to WTO member countries by allowing such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark, or where the foreign country's rules concerning the provision of international switched services over private lines are deemed equivalent to United States rules.

  The Company is unable to predict the full effect on the international telecommunications market resulting from the WTO Agreement or the rules enacted to implement its provisions or the establishment of mandatory settlement rate benchmarks. These changes are expected to increase competition in the telecommunications market. See "--Competition". These changes may result in lower costs to the Company, however, the revenues that the Company receives from inbound international traffic may decrease to a greater degree as a result of increased competition. WTO Carriers with market power in their home markets may be able to more easily offer United States and foreign customers services to the disadvantage of United States carriers, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such services. In addition, many foreign carriers are currently challenging the enforceability against such carriers of the FCC's order adopting mandatory settlement rate benchmarks. A finding that this order was unenforceable against such carriers could accelerate the entry of foreign carriers into the United States market by making it easier for foreign carriers to route international traffic to the United States at low, cost-based termination rates, while United States carriers would continue to have to route international traffic into most foreign countries at much higher settlements rates. There can be no assurance that these events would not have a material adverse effect on the Company's business, financial condition or results of operations.

  Foreign Ownership. Under the Communications Act, non-U.S. citizens, foreign governments or corporations organized under the laws of a foreign country that is not WTO member country may not (i) directly or indirectly own greater than 25% of an international Section 214 licensee or (ii) indirectly own greater than 25% of a radio licensee, in each case without first obtaining FCC approval after satisfying the ECO Test. For WTO Carriers, the FCC has replaced the ECO Test in favor of an open entry standard, provided that certain competitive safeguards will continue to apply. The FCC has reserved the right in certain cases to attach additional conditions to a grant of authority, and to deny the application in the exceptional case in which an application poses a very high risk to competition.

  Federal Legislation and Implementation. The Telecom Act was adopted in February 1996 and substantially changed the regulation of telecommunications in the United States. The Telecom Act permits RBOCs to provide domestic and international long distance services to customers located outside of the RBOCs' home regions; permits a petitioning RBOC to provide domestic and international long distance service to customers within its operating area on a state by state basis upon finding by the FCC that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner by which carrier-to-carrier arrangements are regulated at the federal and state level; procedure to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted and, in most instances completed, proceedings addressing the implementation of this legislation.

  In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long distance market. Appeals of the FCC Order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit upheld challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain state public utility commissions to be premature, but vacated significant portions of the FCC's nationwide pricing rules, and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. The Solicitor General, on behalf of the FCC, and certain other parties, sought certiorari in the United States Supreme Court, which was granted. Certain RBOCs have also raised constitutional challenges to provisions of the Telecom Act restricting RBOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. Currently, this decision only applies to SBC Corporation ("SBC"), US West Communications Group ("US WEST") and Bell Atlantic Corporation ("Bell Atlantic"). AT&T, MCI, the U.S. Department of Justice and the FCC announced that they will appeal the decision and sought a stay of the ruling. The Company cannot predict either the ultimate outcome of these or future challenges of the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on its businesses or the industry in general.

  The FCC has denied applications filed by Ameritech Corporation ("Ameritech"), SBC and BellSouth Corporation ("BellSouth") seeking authority to provide inter-local access transport area ("interLATA") long distance service to Michigan, Oklahoma and South Carolina, respectively. SBC has appealed the FCC's denial of its application to the Eighth Circuit. In its denial of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of the Ameritech application denial to the Eighth Circuit. The Company cannot predict either the outcome of these appeals, of the RBOC's willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Other RBOCs have announced their intention to file applications at the FCC for authority to provide inter LATA services. The Company cannot predict the outcome of these proceedings. To the extent that the RBOC's are permitted to enter the international long-distance business, they could become major competitors of the Company. It is also possible that they could become customers of the Company's wholesale business although there is no assurance that this would happen.

  On May 7, 1997, the FCC announced that it will issue a series or orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information services providers (including, among others, internet service providers ("ISPs") should not be subject to existing access charges ("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC, in significant part, affirmed the access charge and ISP Exemption actions, and the court appeals have been consolidated before the Eighth Circuit. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in access rates and retail service rates to state universal service funds. Access charges are a principal component of the Company's telecommunications expense. Pacific Gateway cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon the consolidated financial position or the Company's results of operations.

Effect of Foreign Laws of Certain Termination Arrangements

  The Company has entered into and expects to continue to enter into certain termination arrangements with alternative foreign carriers that are not the dominant carriers in their respective foreign countries. These arrangements involve the termination of U.S. originated traffic over private leased lines into foreign countries and may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized and that in the future such arrangements may be expressly approved by foreign regulatory agencies. Nevertheless, at this time the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies relating to private line resale. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company, including rescission of the Company's Section 214 License. In addition, the operations of alternative Carriers, which compete with the PTT, may not be permitted by foreign regulatory agencies or the PTT may act unilaterally to cancel or eliminate the private line service on which the alternative carrier depends. In 1997, regulatory authorities in Hong Kong and the PTT in Mexico have acted against such arrangements. The alternative foreign carriers with whom the Company enters into such arrangements, and perhaps the Company itself, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company's business relationships with such foreign PTTs. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign PTTs) could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

  As of December 31, 1997, Pacific Gateway's wholly-owned subsidiaries had 90 full-time employees, of which 10 were engaged in international relations, 39 in operations, engineering and information systems, 20 in sales, customer support and business development, 21 in administration. The Russian subsidiary of which the company owns a majority interest has 30 employees.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

  During 1997, the company developed and acquired offshore subsidiaries in the United Kingdom, New Zealand, Russia, Bermuda and Cyprus. For information regarding foreign and domestic operations and export sales from the U.S. see Note (6) entitled "Segment Data" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K.

RISK FACTORS

Dependence On Operating Agreements With Foreign Partners

  Pacific Gateway's strategy is based on its ability to enter into operating agreements with foreign carriers which the Company refers to as foreign partners, in each of the foreign countries it has targeted so it can terminate traffic in, and receive return traffic from, that country. The Company believes that it would not be able to serve its customers at competitive prices without such operating agreements. The operating agreements are generally for an unspecified term in accordance with industry practice, although many of the Company's foreign partners have mutual investments with the Company in digital undersea fiber optic cable to assure long-term telecommunications access between their respective countries and the United States. While the Company has been successful in negotiating and maintaining operating agreements, none of which has been terminated to date, the trend toward deregulation of telephone communications in many countries and a significant reduction in outgoing traffic carried by Pacific Gateway, among other things, could cause foreign partners to terminate their operating agreements, or could cause such operating agreements to have substantially less value to the Company. Such termination by certain of the Company's foreign partners could have a material adverse effect on the Company's business. Moreover, there can be no assurance that the Company will be able to enter into additional operating agreements in the future. The failure to enter into additional operating agreements could limit the Company's ability to increase its revenues on a profitable basis.

Managing Rapid Growth

  The Company is experiencing a period of rapid growth, which is expected to continue to place a significant strain on the Company's management, operational and financial resources. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, to purchase and utilize more digital undersea fiber optic cable and other transmission facilities and to expand, train and manage its employee base. Inaccuracies in the Company's forecasts of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses. The Company's overflow traffic is handled by other international carriers to which the Company pays per minute usage fees. The Company is not able to assure that the quality of these services is commensurate with the transmission quality provided by the Company. If the Company is not able to manage its growth effectively or maintain the quality of its service, the Company's business may be adversely affected.

Risks Of International Telecommunications Business

  The Company generates a significant portion of its revenues by providing international wholesale telecommunications services to its customers. The Company's operations are subject to certain risks, such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs, taxes and other trade barriers, as well as political and economic instability. The Company's revenues and cost of long distance services are sensitive to changes in international settlement rates, changes in the ratios between outgoing and incoming traffic, foreign currency fluctuations, and import and export regulations. International rates charged to customers are likely to decrease in the future for a variety of reasons, including increased competition between existing carriers, new entrants into niche markets and the consummation of joint ventures among large international carriers that facilitate targeted pricing and cost reductions. Furthermore, in the event of any dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. The Company may also be hindered or prevented from enforcing their rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to the Company's ability to do business in that country will not change. Any such change could have a material adverse effect on the business and financial condition of the Company.

  In addition, the Company's business could be adversely affected by a reversal in the current trend toward deregulation of government-owned telecommunications carriers. The rates that the Company can charge its customers for international services may also decrease in the future due to the widespread resale of international private lines to provide switched voice services, the provision of international services via non-traditional means including Internet and the rapid growth of international circuit capacity due to the deployment of new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean regions. There can be no assurance that the Company will be able to increase its traffic volume or reduce its operating costs sufficiently to offset any resulting rate decreases.

  The Company has entered into and expects to continue to enter into certain termination arrangements with alternative foreign carriers that are not the dominant carriers in their respective foreign countries. These arrangements involve the termination of U.S. originated traffic over private leased lines in foreign countries and may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized and that in the future such arrangements may be expressly approved by foreign regulatory agencies. Nevertheless, the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies relating to private line resale. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company, including rescission of the Company's Section 214 License. In addition, the operations of alternative carriers which compete with the PTT, may not be permitted by foreign regulatory agencies or the PTT may act unilaterally to cancel or eliminate the private line service on which the alternative carrier depends. In 1997, regulatory authorities in Hong Kong and the PTT in Mexico have acted against such arrangements. The alternative foreign carriers with whom the Company enters into such arrangements, and perhaps the Company itself, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company's business relationships with such foreign PTTs. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign
PTTs) could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence On Availability Of Transmission Facilities

  The future profitability of the Company will depend in part on its ability to obtain transmission facilities on a cost-effective basis. Because digital undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic. The Company has not controlled the planning or construction of digital undersea fiber optic transmission facilities. The Company seeks access to such facilities through partial ownership positions. If ownership positions are not available, the Company must seek access to such facilities through lease arrangements on negotiated terms that may vary with industry and market conditions. The Company currently has partial ownership interests in 14 digital undersea fiber optic cable systems. In addition, unlike AT&T, MCI, Sprint and WorldCom, the Company does not have direct access from its gateway switches to the digital undersea fiber optic cable heads, and is required to lease these facilities from competitors of the Company. The cost of leasing access from the Company's gateway switches to the digital undersea fiber optic cable heads is currently approximately less than 1% of the Company's revenue. There can be no assurance of continued availability of transmission facilities or access to digital undersea fiber optic cable heads on economically viable terms.

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

  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Such technologies include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications and digital wireless communication systems such as personal communications services. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services. There can be no assurance that the Company will be able to maintain its competitive position in the future.

  Recent regulatory changes also are expected to increase competition in the telecommunications industry. In February 1996, the Telecom Act was adopted. The Telecom Act promotes additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies. The Telecom Act permits the RBOCs to compete in interstate and international service. Some RBOCs have begun to resell international services. AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints that should make it easier for AT&T to compete with alternative carriers such as the Company. In addition, in February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the WTO, which agreement became effective in February 1998. The WTO Agreement seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. The FCC has adopted various rules designed to implement the principles of the WTO Agreements See "Business--Government Regulation." There can be no assurance that the Company will be able to effectively compete in the new regulatory environment or that these changes or other regulatory developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence On Key Personnel

  The Company is dependent on the efforts of Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer; Gail E. Granton, Executive Vice President, International Business Development and Secretary; Ronald D. Anderson, Vice President, Operations and Engineering; Robert F. Craver, Senior Vice President, International Relations; Fred A. Weismiller, Executive Vice President, International Marketing and Sandra D. Grey, Chief Financial Officer and Vice President, Finance, as well as a group of employees with long-standing industry relationships and technical knowledge of the Company's operations. The loss of the services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key person life insurance on any of its officers or employees. The Company's future success will also depend on its ability to attract and retain additional management, technical and sales personnel required in connection with the growth and development of its business.

Capital Expenditures; Potential Need For Additional Financing

  The facilities-based telecommunications industry requires substantial capital investment in switching and peripheral equipment and digital undersea fiber optic cables. Growth in the number of minutes transmitted, international locations and customers served by the Company will require additional investment in equipment and facilities. While the Company believes that its existing and anticipated sources of liquidity should be sufficient to fund the capital requirements of its current business for the foreseeable future, certain events may occur that would require the Company to obtain additional financing, which could take the form of the public sale of debt or equity securities. Such events could include acquisitions, the decision to expand investment in facilities, faster than expected growth, or lower than anticipated funds generated from operations. There can be no assurance that the Company will be able to raise additional financing, or, if raised, that the terms of such financing will be favorable to the Company.

Government Regulation

  The Company's business is heavily regulated. See "Business--Government Regulation". The Company's interstate and international facilities-based and resale services are subject to regulation by the FCC, and regulations promulgated by the FCC are subject to change in the future. The Company may also be subject to regulation in foreign countries in connection with certain of its business activities. For example, the Company's use of transit agreements or arrangements, if any, may be affected by laws or regulations in either the transited or terminating foreign jurisdiction. There can be no assurance that foreign countries will not adopt laws or regulatory requirements that could adversely affect the Company. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition or results or operation or that regulators or third parties will not raise issues or take enforcement actions with regard to the Company's compliance with applicable regulations.

  The telecommunications industry has recently experienced significant regulatory changes designed to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. See "Business--Government Regulation." The Company is unable to predict the full effect of these changes on the international telecommunications market. These changes are expected to increase competition in the telecommunications market. See "--Competition." These changes may result in lower costs to the Company, however, the revenues that the Company receives from inbound international traffic may decrease to a greater degree as a result of increased competition. WTO Carriers with market power in their home markets may be able to more easily offer United States and foreign customers services to the disadvantage of United States carriers, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such services. In addition, many foreign carriers are currently challenging the enforceability against such carriers of the FCC's order adopting mandatory settlement rate benchmarks. A finding that this order was unenforceable against such carriers could accelerate the entry of foreign carriers into United States market by making it easier for foreign carriers to route international traffic to the United States at low, cost-based termination rates, while United States carriers would continue to have to route international traffic into most foreign countries at much higher settlement rates. There can be no assurance that these events would not have a material adverse effect on the Company's business, financial condition or results of operations.

Foreign Ownership

  Under the Communications Act, non-U.S. citizens, foreign governments or corporations organized under the laws of a foreign country that is not WTO member country may not (i) directly or indirectly own greater than 25% of an international Section 214 licensee or (ii) indirectly own greater than 25% of a radio licensee, in each case without first obtaining FCC approval after satisfying the ECO Test. For WTO Carriers, the FCC has recently replaced the ECO Test in favor of an open entry standard, provided, that certain competitive safeguards will continue to apply. See "Business--Government Regulation." This new standard is expected to increase competition in the telecommunications market. See "--Competition." In addition, this standard may make it easier for foreign competitors to acquire customers of the Company, which may result in the migration of those customers from the Company's network and onto the competitors' networks.

Federal Legislation and Implementation

  The Telecom Act substantially revises the Communications Act. The legislation is designed to promote competition in all telecommunications markets by, among other things, permitting the FCC to relax regulations for local exchange carriers and other telecommunications carriers where the public interest and competition warrant. To the extent such flexibility is provided, the Company's ability to compete for certain services may be adversely affected. The legislation also provides specific guidelines under which the RBOCs can provide in-region long distance services. Under the Telecom Act, RBOCs are authorized to provide out-of-region services, which permit the RBOCs and other carriers to provide domestic and international long distance services. The

Company's business could be adversely affected by competition from the RBOCs, which typically have greater resources than the Company, and from other carriers that have expanded opportunities to provide domestic and international services.

  The Telecom Act also imposes certain requirements on all telecommunications carriers to facilitate the entry of new telecommunications providers. All carriers must permit interconnection of their networks with other carriers and may not deploy network features and functions that interfere with interoperability. The FCC Interconnection Order, which implements the statutory provisions, has not taken effect pending a court challenge brought by certain RBOCs. In addition, the Telecom Act requires all telecommunications providers to contribute equitably to a Universal Service Fund, although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal. There can be no assurance that the Company would be exempt from contributing to a Universal Service Fund.

  Certain provisions of the Telecom Act could materially affect the growth and operation of the telecommunications industry and the services provided by the Company. There are numerous rulemakings undertaken or to be undertaken by the FCC which will interpret and implement the Telecom Act's provisions. Further, certain of the Telecom Act's provisions have been, and likely will continue to be, judicially challenged. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the new legislation and the rulemakings on the Company.

  In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the ILECs, resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long distance market. Appeals of the FCC Order adopting those rules were consolidated before the Eighth Circuit. The Eighth Circuit upheld constitutional challenges to certain practices implementing cost provisions of the Telecom Act that were ordered by certain state public utility commissions to be premature, but vacated significant portions of the FCC's nationwide pricing rules, and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. The Solicitor General, on behalf of the FCC, and certain other parties, sought certiorari in the United States Supreme Court, which was granted. Certain RBOCs have also raised constitutional challenges to provisions of the Telecom Act restricting RBOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. Currently, this decision only applies to SBC, US WEST and Bell Atlantic. AT&T, MCI, the U.S. Department of Justice and the FCC announced that they will appeal the decision and sought a stay of the ruling. The Company cannot predict either the ultimate outcome of these or future challenges of the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on its businesses or the industry in general.

  The FCC has denied applications filed by Ameritech, SBC and BellSouth seeking authority to provide interLATA long distance service to Michigan, Oklahoma and South Carolina, respectively. SBC has appealed the FCC's denial of its application to the Eighth Circuit. In its denial of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of the Ameritech application denial to the Eighth Circuit. The Company cannot predict either the outcome of these appeals, of the RBOC's willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Other RBOCs have announced their intention to file applications at the FCC for authority to provide inter LATA services. The Company cannot predict the outcome of these proceedings. To the extend that the RBOC's are permitted to enter the international long-distance business, they could become major competitors of the Company. It is also possible that they could become customers of the Company's wholesale business, although there is no assurance that this would happen.

  On May 7, 1997, the FCC announced that it will issue a series or orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information services providers (including, among others, ISPs) should not be subject to existing access charges. Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC and appeals taken to various United States Courts of Appeals. On reconsideration, the FCC, in significant part, affirmed the access charge and ISP Exemption actions, and the court appeals have been consolidated before the Eighth Circuit. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in access rates and retail service rates to state universal service funds. Access charges are a principal component of the Company's telecommunications expense. Pacific Gateway cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon the consolidated financial position or the Company's results of operations.

  In February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the WTO. The WTO agreement, which became effective on February 5, 1998, seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and to adopt pro-competitive regulatory principles. The Company is unable to predict the effect the WTO agreement will have on the Company.

  In sum, there can be no assurance that current laws and FCC and other regulations will not be amended or modified. Any such amendment or modification could have a material adverse effect on the Company's business, results of operations or financial condition.

Effects of Natural Disasters and Other Catastrophic Events

  The Company's business is susceptible to natural disasters and catastrophic events such as earthquakes, fire, terrorism and war. Although the Company has taken a number of steps to prevent its network from being affected by natural disasters such as building redundant systems for power supply to the switching equipment, there can be no assurance that any such systems will prevent the Company's switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of the Company's network, or a significant decrease in telephone traffic resulting from effects of a natural or man-made disaster, could have a material adverse effect on the Company's relationship with its customers and the Company's business, results of operations and financial condition.

Concentration Of Credit Risk

  Seven of the Company's customers accounted for approximately 40% and 52% of gross accounts receivable as of December 31, 1997 and December 31, 1996, respectively. One customer accounted for 10.4% of the Company's 1997 revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable from its customers. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been insignificant and within management's expectations. However, the failure of any of the Company's large customers to remit payments to the Company due to bankruptcy or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

Anti-Takeover Provisions

  The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock (the "Preferred Stock") and to determine the price, rights, preferences and privileges of those shares without any further vote or actions by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and serving other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's bylaws, including provisions that provide that the exact number of directors shall be determined by a majority of the Board of Directors and that vacancies on the Board of Directors may be filled by a majority vote of the directors then in office, though less than a quorum, may have the effect of delaying or preventing a change in control of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company adopted a stockholders rights plan (the "Stockholders Rights Plan") in November 1997 and in connection therewith entered into a Rights Agreement between the Company and Norwest Bank Minnesota N.A., as Rights Agent, dated as of November 17, 1997, which will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. These provisions, along with the adoption of the Stockholders Rights Plan, may discourage takeover bids for the Company. See Note (11) in the Notes to the Consolidated Financial Statements included in
Part II, Item 8 of this 10-K for further information on the Stockholders' Rights Plan.

Influence of Company by Pre-Initial Public Offering Shareholders

  Stockholders of the Company who owned shares of Common Stock prior to the Company's initial public offering ("Original Stockholders") in the aggregate still own and control a significant portion of the outstanding shares of Common Stock although, as a result of sales pursuant to Rule 144, their collective ownership has been reduced during 1997. As a result of their ownership of shares of Common Stock, these stockholders of the Company, to the extent acting together, may influence the management and policies of the Company. Through direct ownership of shares owned and proxies to vote, Mr. Neckowitz has the right to vote a substantial percentage of the outstanding shares of Common Stock of the Company.

Shares Eligible for Future Sale

  Future sales of Common Stock in the public market by the Original Stockholders of the Company could adversely affect the market price for the Common Stock. As of March 18, 1998, there were 19,113,955 shares of Common Stock outstanding that could be sold in the public market, subject to limitations contained in Rule 144 under the Securities Act of 1933, as amended. The volume limitations of Rule 144 will apply to the sale of these shares as long as the shares are held by affiliates of the Company or in the case of Original Stockholders who are not affiliates, until the requisite holding period under Rule 144 has been met. Sales of substantial amounts of shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of the Common Stock and impair the Company's ability to raise capital through the sale of equity securities.

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

Dividend Policy

  The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings to develop and expand its business.

ITEM 2. PROPERTIES

  The principal offices of the Company are located in 12,950 square feet of space in Burlingame, California. The Company leases this space under an agreement which expires in April 1999. The Company also leases a total of approximately 40,000 square feet in the U.S. in the cities of New York, Los Angeles and Dallas and in the United Kingdom, New Zealand and Russia as sites for its switching facilities. In addition, the Company leases a total of approximately 3,000 square feet of office space in Houston, Texas, Tarzana, California and Riverside, California for its operations. The Company believes that its facilities are adequate to support its current needs and that suitable additional facilities will be available, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS

  Set forth below are the names, ages, positions and certain other information concerning the current executive officers and other key members of management of the Company.

  The executive officers of the Company are as follows:

 NAME                          AGE POSITION
 ----                          --- --------
 Howard A. Neckowitz.........  44  President and Chief Executive Officer
 Gail E. Granton.............  42  Executive Vice President, International
                                    Business Development and Secretary
 Sandra D. Grey..............  31  Chief Financial Officer and Vice President,
                                   Finance
 Ronald D. Anderson..........  41  Senior Vice President, Operations and
                                   Engineering
 Robert F. Craver............  55  Senior Vice President, International
                                   Relations
 Fred A. Weismiller..........  56  Executive Vice President, International
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

  MS. SANDRA D. GREY has served as Chief Financial Officer of the Company since 1996. From 1989 to 1996, Ms. Grey worked for Telecom New Zealand, the primary provider of telecommunications services in New Zealand, where she was Chief Financial Officer of the international subsidiary. Ms. Grey has more than 8 years experience in international telecommunications.

  MR. RONALD D. ANDERSON has served as Senior Vice President, Operations and Engineering of the Company since December 1992. From 1986 to 1992, Mr. Anderson served in a similar position with TRT International, Inc., an international telecommunications carrier that has since been acquired by WorldCom. Mr. Anderson has more than 16 years of experience in domestic and international telecommunications engineering and operations, with significant experience in international signaling and transmission for cable and satellite, PTT technical interface and bilateral technical negotiations.

  MR. ROBERT F. CRAVER has served as Senior Vice President, International Relations of the Company since February 1994. Prior to joining the Company, Mr. Craver worked at GTE Hawaiian Telephone Co., Inc. from 1987 to 1994. While at GTE Hawaiian Telephone, Mr. Craver directed that company's international program as Director of International Services. Mr. Craver has also held international positions at Sprint and AT&T, for a total of more than 21 years of experience in the international telecommunications industry. Mr. Craver has extensive experience in international negotiations with foreign partners and has served as an officer of the Pacific Telecommunications Council.

  MR. FRED A. WEISMILLER joined the Company in November 1994 as Executive Vice President, International Marketing. Mr. Weismiller's responsibilities include developing the valued-added long distance services which can be sold to U.S. carriers and to carriers in developing overseas markets. From 1991 to 1994, Mr. Weismiller served as Managing Director and Executive Director, Sales and Marketing at Telecom New Zealand. Mr. Weismiller has 26 years of experience in international and domestic telecommunications management, including 20 years with AT&T, where his final assignment was in Hong Kong as the Managing Director of the AT&T Regional Technical Center from 1989 to 1990.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

  The Common Shares were initially offered to the public on July 19, 1996 at a price of $12.00 per share. The Common Shares are quoted on the NASDAQ National Market under the symbol "PGEX."

  The following table sets forth, for the periods indicated, the high and low sales prices for the Common Shares as reported by the NASDAQ National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                 HIGH     LOW
                                                                ------- -------
      Quarter ended September 30, 1996 (from July 19, 1996).... $31.000 $12.000
      Quarter ended December 31, 1996.......................... $37.125 $25.875
      Quarter ended March 31, 1997............................. $39.250 $22.500
      Quarter ended June 30, 1997.............................. $29.000 $21.750
      Quarter ended September 30, 1997......................... $39.375 $27.000
      Quarter ended December 31, 1997.......................... $55.125 $33.000

  As of March 18, 1998 there were 97 holders of record of the Common Shares of the Company.

  The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, to develop and expand its business.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1997 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                            YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                    1993    1994    1995      1996      1997
                                   ------  ------- -------  --------  ---------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $5,048  $20,913 $76,416  $162,426  $ 298,609
Cost of long distance services...   4,036   17,196  66,346   140,340    254,076
                                   ------  ------- -------  --------  ---------
 Gross margin....................   1,012    3,717  10,070    22,086     44,533
Selling, general and administra-
 tive expenses...................   1,008    2,273   5,467    11,113     21,416
Depreciation.....................     104      410   1,124     2,044      5,417
                                   ------  ------- -------  --------  ---------
 Operating income (loss).........    (100)   1,034   3,479     8,929     17,700
Other expense/(income), net......      --       --      --       129       (126)
Interest expense/(income), net...      12      193     538      (885)    (2,009)
                                   ------  ------- -------  --------  ---------
 Income (loss) before income tax-
  es.............................    (112)     841   2,941     9,685     19,835
Provision for income taxes.......      --      205   1,155     3,877      7,338
                                   ------  ------- -------  --------  ---------
 Net income (loss)...............  ($ 112) $   636 $ 1,786  $  5,808  $  12,497
                                   ======  ======= =======  ========  =========
Net income (loss) per share--di-
 luted...........................  ($0.01) $  0.04 $  0.12  $   0.34  $    0.64
                                   ======  ======= =======  ========  =========
Weighted average shares outstand-
 ing--diluted....................  14,300   14,300  14,535    16,872     19,497
                                   ======  ======= =======  ========  =========
                                            YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                    1993    1994    1995      1996      1997
                                   ------  ------- -------  --------  ---------
                                   (IN THOUSANDS EXCEPT REVENUES PER MINUTE
                                                OF USE AMOUNTS)
OTHER OPERATING DATA:
 EBITDA (1)......................  $    4  $ 1,444 $ 4,603  $ 10,973  $  23,117
 Capital Expenditures............  $1,542  $ 3,745 $ 7,233  $ 18,669  $  36,725
 Minutes of use..................  13,580   61,690 252,925   563,495  1,025,649
 Revenues per minute use.........  $ 0.37  $  0.34 $  0.30  $   0.29  $    0.29
 Estimated return traffic revenue
  backlog (2)....................  $  158  $   986 $ 6,142  $ 13,719  $  10,685
                                              AS OF DECEMBER 31,
                                   --------------------------------------------
                                    1993    1994    1995      1996      1997
                                   ------  ------- -------  --------  ---------
BALANCE SHEET DATA
 Cash and cash equivalents.......  $   63  $     9 $ 1,792  $ 45,563  $  43,850
 Working capital (deficit).......    (865)     242  (6,412)   35,051    (14,541)
 Total assets....................   4,130   12,301  29,976   103,816    171,617
 Revolving line of credit........      --       --   3,000        --         --
 Revolving line of credit, re-
  lated party....................     718    4,488   2,420        --         --
 Stockholders' equity............     468    1,104   2,891    62,472     76,573

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS

  This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and the future developments in the telecommunications industry are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:
(i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations;
(iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities, such as undersea fiber optic cable; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings (xiii) concentration of credit risk or (xiv) natural disasters and catastrophic events. The foregoing review of important factors including those discussed in detail below should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

  Pacific Gateway was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. The Company operates an international network consisting of international and domestic switching facilities in the U.S in New York, Los Angeles, and Dallas and offshore in the United Kingdom, New Zealand and Russia. The Company has partial ownership interests in 17 digital undersea fiber optic cables systems in the Atlantic, Pacific and Caribbean regions and operating agreements with foreign carriers that provide for the exchange of telecommunications traffic. As of December 31, 1997, the Company had 43 operating agreements in 28 countries around the world, which provide for the exchange of telecommunications traffic with these carriers. The Company's revenues are derived primarily from the sale of international telecommunications services to U.S.-based carriers on a wholesale basis and from the traffic received by the Company under operating agreements with its foreign partners. In addition, the Company has begun to recognize revenue from retail customers generated by Pintouch the Company's joint venture with Globe Telecom.

  The majority of the Company's costs are variable and consist of payments to foreign partners for the termination of traffic, payments to other providers of long distance services for transmission services to countries where the Company does not have operating agreements, payments to domestic carriers for the termination of overseas-originated traffic in the United States where the Company does not have its own domestic network and payments to local exchange companies for access charges for originating and terminating international and domestic traffic where the Company has its own domestic network. The Company generally enters new markets by establishing operating agreements with foreign partners and by investing in or leasing digital undersea fiber optic cable in order to cost effectively carry and terminate traffic. The Company seeks to have ownership positions in cable systems where it believes its customers' demand will justify the investment in those fixed assets. Although the Company is generally able to earn a higher gross margin on traffic routed through its owned circuits relative to leased routes, Pacific Gateway will continue to buy usage-sensitive transmission capacity on a per minute basis from other U.S. facilities-based international carriers on routes where traffic volumes are relatively low or inconsistent, as well as to manage overflow traffic on busy routes.

  Under its operating agreements, the Company typically agrees to send U.S.- originated traffic to its foreign partners and its foreign partners agree to send a proportionate amount of return traffic via the Company's network at negotiated rates. These agreements contractually obligate the foreign partners to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to U.S.-based international carriers, such as the Company, in the same proportion as traffic carried into the foreign country. The Company and its foreign partners typically settle the amounts owed to each other in cash on a net basis, subsequent to the receipt of return traffic. The Company records the amount due to the foreign partners as an expense in the period the Company's traffic is delivered.

  Of the Company's operating agreements in service as of December 31, 1997, 18 agreements provide that the Company must wait up to six months before it actually receives the proportional return traffic. The delay period between the Company's delivery of U.S.-originated traffic and the receipt of the proportional return traffic enables the carriers to determine the appropriate traffic exchange ratio based on the Company's relative market share on a particular route. As a result, the Company delivers outbound traffic and generally recognizes a loss in the period in which it sells to its customers because amounts due to foreign partners generally exceed revenues from customers on outbound traffic. The Company then recognizes revenues with minimal associated cost on the associated return traffic on a six-month delayed basis. The rates that the Company charges its customers are established at a level such that the Company expects to recognize a gross profit on the combined transactions.

  The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                          ---------------------
                                                          1997    1996    1995
                                                          -----   -----   -----
     Total revenues...................................... 100.0%  100.0%  100.0%
     Cost of long distance services......................  85.1%   86.4%   86.8%
                                                          -----   -----   -----
       Gross margin......................................  14.9%   13.6%   13.2%
     Selling, general and administrative expenses........   7.2%    6.8%    7.2%
     Depreciation........................................   1.8%    1.3%    1.5%
                                                          -----   -----   -----
       Total operating expenses..........................   9.0%    8.1%    8.7%
                                                          -----   -----   -----
       Operating income..................................   5.9%    5.5%    4.5%
     Other (income)/expenses, net........................   0.0%    0.0%    0.0%
     Interest (income)/expense, net......................  (0.7%)  (0.5%)   0.7%
                                                          -----   -----   -----
       Income before income taxes........................   6.6%    6.0%    3.8%
     Provision for income taxes..........................   2.4%    2.4%    1.5%
                                                          -----   -----   -----
       Net income........................................   4.2%    3.6%    2.3%
                                                          =====   =====   =====

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

  Revenues: Total revenues in 1997 increased 83.8% to $298.6 million from $162.4 million in 1996. The increase was primarily the result of an active U.S. market and growth of the Company's offshore sites in the U.K., Russia and New Zealand. Sales to existing customers increased as the number of operating agreements grew to 43 at December 31, 1997 from 30 at December 31, 1996. The total number of customers worldwide increased to 125 at December 31, 1997 from 75 at December 31, 1996. As a result, total minutes have increased 82% from last year while the average price per minute charged to customers remained unchanged at 29 cents. During 1997 prices generally declined in the markets in which the Company principally operates and may decline further in the future. However, the Company's average price per minute remained unchanged from 1996 because the company was able to increase traffic to markets offering higher prices. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the United States and the increase in the incidental United States domestic terminating traffic, are factors influencing the average customer price per minute.

  Gross margin: Gross margin as a percentage of revenues increased from 13.6% in the prior year to 14.9% in the current year, primarily because the Company generally paid lower access rates to foreign carriers than it paid in 1996 and because in certain countries the competition for call termination has intensified and resulted in lower termination costs for Pacific Gateway and similar companies. Because the same rate is charged by the foreign carrier to terminate calls in its country as Pacific Gateway charges to terminate calls in the United States, declining rates have an adverse effect on revenue. However, because the Company sends more minutes to foreign partners than it receives from them, declining rates improve the Company's gross margin received on its transactions with such foreign carriers.

  Gross margin as a percentage of revenue was lower during the second half of 1997 primarily because the Company's revenues increased significantly from $114.6 million for the first half of 1997 to $184.0 million for the second half of 1997. Significant revenue increases generally reduce the Company's short-term gross margin for two reasons, which again took effect in the second half of 1997. First, to terminate the additional traffic efficiently, the Company incurs the expense of building new facilities and reconfiguring its U.S. network. Second, until such can be achieved, the Company has no choice but to terminate the additional traffic over less efficient, higher cost routes. Margins on the additional revenue are expected to improve as the Company begins to terminate the new traffic more efficiently, but this margin improvement may be offset in future periods by sharp revenue increases, expenses for the new facilities, competitive pricing pressures and other factors. The cost of long distance service increased to $254.1 million for the year ended December 31, 1997 from $140.3 million at December 31, 1996.

  Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses increased from 6.8% in the prior year to 7.2% in the current year and the actual expenses increased 92.7% to $21.4 million from $11.1 million. This increase was due primarily to increased personnel as the number of employees grew to 90 from the Company's wholly-owned subsidiaries and to 30 from its majority owned Russian subsidiary at December 31, 1997 from 49 at December 31, 1996. In addition, the Company incurred higher sales commission expenses due to increased revenues.

  Depreciation: Depreciation increased 165% to $5.4 million in 1997 from $2.0 million in 1996 representing 1.8% of 1997 total revenues. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired during 1997.

  Interest (income) expense, net: Interest income increased 127% to $2.0 million in 1997 from $0.9 million in 1996. The increase was primarily due to the Company having on average $30 million in cash or cash equivalents during 1997 as compared to on average $15 million in cash or cash equivalents during 1996.

  Income Tax: Income taxes increased to $7.3 million from $3.9 million, primarily due to increased operating income. The effective tax rate was 37% in 1997 and 40% in 1996. The decrease in the effective tax rate was attributable to earnings of certain non-U.S. subsidiaries. A portion of these earnings are intended to be reinvested indefinitely in operations outside the U.S.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

  Revenues: Total revenues in 1996 increased 113% to $162.4 million from $76.4 million in 1995. The increase was primarily the result of both increased sales to existing customers, due to an increase in the number of operating agreements to 30 at December 31, 1996 from 21 at December 31, 1995 and a 70% increase in the number of wholesale carrier customers to 75 at December 31, 1996 from 44 at December 31, 1995. As a result, total minutes increased 123% from 1995 while the average price per minute charged to customers slightly declined to 29 cents compared to 30 cents in 1995. The revenue from Matrix increased to $20.5 million, or 12.6% of revenue, in 1996 from $17.2 million, or 22.5% of revenue, in 1995. See Note (5) in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K for further information regarding the Company's transactions with Matrix.

  Gross margin: Gross margin increased 119.3% to $22.1 million in 1996 from $10.1 million in 1995. As a percentage of revenue, gross margin increased from 13.2% in 1995 to 13.6% in 1996. This increase resulted from savings derived from a reduction in the transit or resale rates on the routes in which the Company did not have a direct operating agreement, a reduction in the foreign access charges on the routes in which the Company had a direct operating agreement and a reduction in the domestic termination rates in the United States. These savings were offset by the effects of an increase in the estimated return traffic revenue backlog, which adversely effects the current gross margin. The cost of long distance service increased to $140.3 million for the year ended December 31, 1996 from $66.3 million at December 31, 1995. This increase in costs represented growth in outbound traffic on new and existing routes in advance of receiving proportional return traffic, resulting in an increase in the estimated delayed proportional return traffic backlog amount at December 31, 1996.

  Selling General and Administrative Expenses: As a percentage of revenues, selling, general and administrative expenses decreased from 7.2% in 1995 to 6.8% in 1996 and the actual expenses increased 103.3% to $11.1 million from $5.5 million. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in employees to 49 at December 31, 1996 from 28 at December 31, 1995. The increase in sales commission expenses was primarily due to increased revenues.

  Depreciation: Depreciation increased 82% to $2.0 million in 1996 from $1.1 million in 1995. As a percentage of revenues, depreciation was 1.3% of revenue for the year ended December 31, 1996, and 1.5% in 1995. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired during 1996.

  Interest (income) expense, net: The Company had interest income of $0.9 million in 1996 compared to interest expense of $0.5 million in 1995. This was due to the successful completion of the initial public offering in July 1996 resulting in the Company having $45.5 million in cash or cash equivalents and no line of credit outstanding at December 31, 1996 compared to $1.8 million of cash and $5.5 million owing under the lines of credit available to the Company at December 31, 1995.

  Income Tax: Income taxes increased to $3.9 million from $1.2 million, primarily due to increased operating income. The effective tax rate was 40% in 1996 and 39.3% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its rapid growth, including its capital expenditures, through funds provided by operations and the funds from the public offering completed in the third quarter of 1996. Due to the timing differences in the international settlements, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six-month lag in the international settlement process.

  Net cash provided by operating activities increased to $34.2 million for the year ended December 31, 1997, from $13.9 million and $7.4 million for the years ended December 31, 1996 and 1995. The increases in 1997 and 1996 were primarily a result of an increase in net income as well as accounts payable, which exceeded the increases in accounts receivable.

  Net cash used in investing activities increased to $36.5 million in 1997, from $18.4 million in 1996 and $6.5 million in 1995. The expenditures in all three years were primarily for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

  Net cash provided by financing activities was $0.5 million in 1997, $48.3 million in 1996 and $0.9 million in 1995. During the third quarter of 1996, the Company completed an initial public offering of 6,057,050 shares of Common Stock, of which 4,940,050 shares were offered by the Company, which provided the Company with net proceeds of approximately $54.1 million. The Company used $3.3 million of the proceeds to repay an outstanding line of credit with a major shareholder of the Company.

  The deficit in working capital excluding cash at December 31, 1997 was $29.3 compared to a deficit of $10.5 million at December 31, 1996 and $7.7 million at December 31, 1995. This is due to the significant delay that occurs in both paying and receiving cash for the minutes sent and received from overseas. This is partially offset by the estimated return traffic revenue backlog of $10.7 million at December 31,1997, compared to $13.7 million at December 31, 1996 and $6.1 million at December 31, 1995.

  At December 31, 1997, the Company had outstanding commitments of $11.8 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. The Company believes that existing cash balances, together with cash provided by operating activities and other sources of liquidity, will be sufficient to meet its outstanding capital commitments, current capital expenditures and working capital needs through the end of 1998. However, the Company may raise additional funds through offerings of equity or debt securities or other financing arrangements to fund growth opportunities that management believes are beneficial to the Company.

IMPACT OF THE YEAR 2000

  The Company has assigned resources to review all systems and selected computer applications to access their ability to process transactions in the Year 2000. The Company is still in the process of determining the extent of systems modifications and/or computer software upgrades needed to ensure the systems will properly utilize dates beyond December 31, 1999. The Company has not yet determined the total cost of such modifications and/or upgrades.

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

                                                       QUARTER ENDED:
                         ------------------------------------------------------------------------------
                         MARCH 31, JUNE 30,  SEPT. 30, DEC. 31,  MARCH 31, JUNE 30,  SEPT. 30, DEC. 31,
                           1996      1996      1996      1996      1997      1997      1997      1997
                         --------- --------  --------- --------  --------- --------  --------- --------
                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues................  $32,240  $36,733    $44,249  $49,204    $51,451  $63,186    $79,997  $103,975
                          -------  -------    -------  -------    -------  -------    -------  --------
Cost of long distance
 Services...............   29,130   32,649     37,449   41,113     43,141   51,967     68,099    90,869
                          -------  -------    -------  -------    -------  -------    -------  --------
Gross margin............    3,110    4,084      6,800    8,091      8,310   11,219     11,898    13,106
Selling, general and
 Administrative
 expenses...............    1,956    2,250      3,054    3,854      3,825    5,618      5,587     6,386
Depreciation............      385      478        547      634        853    1,267      1,595     1,702
                          -------  -------    -------  -------    -------  -------    -------  --------
Operating income........      769    1,356      3,199    3,603      3,632    4,334      4,716     5,018
Other expense/(income)..       --       --         73       56         --     (168)      (162)      204
Interest
 expense/(income).......      152       94       (488)    (643)      (488)    (527)      (377)     (617)
                          -------  -------    -------  -------    -------  -------    -------  --------
Income before income
 taxes..................      617    1,262      3,614    4,190      4,120    5,029      5,255     5,431
Provision for income
 taxes..................      250      500      1,446    1,680      1,658    1,987      1,965     1,728
                          -------  -------    -------  -------    -------  -------    -------  --------
Net income..............  $   367  $   762    $ 2,168  $ 2,510    $ 2,462  $ 3,042    $ 3,290  $  3,703
                          =======  =======    =======  =======    =======  =======    =======  ========
Net income per share--
 diluted................  $  0.03  $  0.03    $  0.02  $  0.04    $  0.13  $  0.16    $  0.17  $   0.19
                          =======  =======    =======  =======    =======  =======    =======  ========
                                     AS A PERCENTAGE OF REVENUES FOR THE QUARTER ENDED:
                         ------------------------------------------------------------------------------
                         MARCH 31, JUNE 30,  SEPT. 30, DEC. 31,  MARCH 31, JUNE 30,  SEPT. 30, DEC. 31,
                           1996      1996      1996      1996      1997      1997      1997      1997
                         --------- --------  --------- --------  --------- --------  --------- --------
Revenues................    100.0%   100.0%     100.0%   100.0%     100.0%   100.0%     100.0%    100.0%
Cost of long distance
 Services...............     90.3     88.9       84.6     83.6       83.8     82.2       85.1      87.4
                          -------  -------    -------  -------    -------  -------    -------  --------
Gross margin............      9.7     11.1       15.4     16.4       16.2     17.8       14.9      12.6
Selling, general and
 Administrative
 expenses...............      6.1      6.1        6.9      7.8        7.4      8.9        7.0       6.1
Depreciation............      1.2      1.3        1.2      1.3        1.7      2.0        2.0       1.6
                          -------  -------    -------  -------    -------  -------    -------  --------
Operating income........      2.4      3.7        7.2      7.3        7.1      6.9        5.9       4.9
Other expense...........       --       --        0.2      0.1         --     (0.3)      (0.2)      0.2
Interest
 expense/(income).......      0.5      0.3       (1.1)    (1.3)      (0.9)    (0.8)      (0.5)     (0.6)
                          -------  -------    -------  -------    -------  -------    -------  --------
Income before income
 taxes..................      1.9      3.4        8.2      8.5        8.0      8.0        6.6       5.3
Provision for income
 taxes..................      0.9      1.4        3.3      3.4        3.2      3.2        2.5       1.7
                          -------  -------    -------  -------    -------  -------    -------  --------
Net income..............      1.1%     2.1%       4.9%     5.1%       4.8%     4.8%       4.1%      3.6%
                          =======  =======    =======  =======    =======  =======    =======  ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pacific Gateway Exchange, Inc.

  We have audited the accompanying consolidated balance sheets of Pacific Gateway Exchange, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in Item 14(a) of the Form 10-K. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gateway Exchange, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.

San Francisco, California
February 16, 1998

                         PACIFIC GATEWAY EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................  $ 43,850  $ 45,563
Accounts receivable, net of allowance for doubtful accounts
 of $2,230 in 1997 and $1,679 in 1996......................    62,313    25,145
Accounts receivable, related party.........................       --      3,066
Prepaids...................................................       511       729
Deferred income tax........................................     1,096     1,184
Other current assets.......................................       673       --
                                                             --------  --------
    Total current assets...................................   108,443    75,687
PROPERTY AND EQUIPMENT:
Undersea fiber optic cables................................    31,144    13,393
Long distance communications equipment.....................    30,535    13,744
Computers and office equipment.............................     6,343     1,317
Leasehold improvements.....................................       702        45
Construction in progress...................................     1,849     2,837
                                                             --------  --------
                                                               70,573    31,336
Less accumulated depreciation                                   9,140     3,700
                                                             --------  --------
    Total property and equipment, net......................    61,433    27,636
Deposits and other assets..................................     1,741       493
                                                             --------  --------
    Total assets...........................................  $171,617  $103,816
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable...........................................  $ 87,949  $ 36,472
Accrued liabilities........................................     3,733     1,304
Income taxes payable.......................................     1,491     2,493
Current portion of capitalized lease obligations...........       216       --
Other liabilities..........................................       513       367
                                                             --------  --------
    Total current liabilities..............................    93,902    40,636
Long-term portion of capitalized lease obligations.........       185       --
Deferred income tax........................................       957       708
                                                             --------  --------
    Total liabilities......................................    95,044    41,344
Commitments and contingencies (Note 7).
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, authorized 5,000,000
 shares, no shares issued..................................       --        --
Common stock, $.0001 par value, authorized 50,000,000,
 issued 19,216,710, outstanding 19,073,150 shares in 1997;
 and issued 19,040,050, outstanding 18,896,490 shares in
 1996......................................................         2         2
Additional paid in capital.................................    60,849    55,113
Deferred compensation--restricted stock....................    (4,134)      --
Foreign currency translation...............................         2       --
Retained earnings..........................................    20,254     7,757
Cost of common stock held in treasury, 143,560 shares in
 1997 and 1996.............................................      (400)     (400)
                                                             --------  --------
    Total stockholders' equity.............................    76,573    62,472
                                                             --------  --------
  Total liabilities and stockholders' equity                 $171,617  $103,816
                                                             ========  ========

          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
Revenues........................................... $298,609  $141,912  $59,250
Revenues--related party............................      --     20,514   17,166
                                                    --------  --------  -------
    Total revenues.................................  298,609   162,426   76,416
Cost of long distance services.....................  254,076   140,340   66,346
                                                    --------  --------  -------
    Gross margin...................................   44,533    22,086   10,070
Selling, general and administrative expenses.......   21,416    11,113    5,467
Depreciation.......................................    5,417     2,044    1,124
                                                    --------  --------  -------
    Total operating expenses.......................   26,833    13,157    6,591
                                                    --------  --------  -------
    Operating income...............................   17,700     8,929    3,479
Interest (income) expense, net.....................   (2,009)     (885)     538
Other (income) expense, net........................     (126)      129      --
                                                    --------  --------  -------
  Income before income taxes.......................   19,835     9,685    2,941
Provision for income taxes.........................    7,338     3,877    1,155
                                                    --------  --------  -------
    Net income..................................... $ 12,497  $  5,808  $ 1,786
                                                    --------  --------  -------
    Net income per share--basic.................... $   0.66  $   0.36  $  0.13
                                                    --------  --------  -------
    Net income per share--diluted.................. $   0.64  $   0.34  $  0.12
                                                    --------  --------  -------
Weighted average number of common shares
 outstanding--basic................................   18,960    16,234   14,100
                                                    --------  --------  -------
Weighted average number of common shares
 outstanding--diluted..............................   19,497    16,872   14,535
                                                    ========  ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
OPERATING ACTIVITIES:
  Net income...................................... $ 12,497  $  5,808  $ 1,786
Adjustments to net income:
 Depreciation.....................................    5,417     2,044    1,124
 Loss on sale of stock............................      --        129      --
 Stock compensation expense.......................      146        85      --
 Bad debts provision..............................    2,173       855      687
 Changes in operating assets and liabilities:
  Accounts receivable.............................  (38,681)  (13,421)  (9,436)
  Accounts receivable, related party..............    3,066       196   (1,059)
  Notes and advances receivable...................      --        175     (175)
  Prepaid expenses................................      306      (729)     --
  Deferred tax asset..............................       88      (816)    (314)
  Deposits and other assets.......................   (1,430)     (107)    (243)
  Accounts payable................................   48,309    17,053   12,782
  Accrued liabilities.............................    2,429       532      700
  Federal income taxes payable (recoverable)......     (462)    1,758      790
  Other liabilities...............................      150      (152)     519
  Deferred tax liability..........................      249       488      220
                                                   --------  --------  -------
 Net cash provided by operating activities........   34,257    13,898    7,381
                                                   --------  --------  -------
INVESTING ACTIVITIES:
Purchase of property and equipment................  (36,725)  (18,669)  (7,233)
Other investing activities........................      222       274      702
                                                   --------  --------  -------
Net cash used in investing activities.............  (36,503)  (18,395)  (6,531)
                                                   --------  --------  -------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock............      --     55,130      --
Payment of issuance costs.........................      --     (1,042)     --
Payment to acquire treasury stock.................      --       (400)     --
Borrowings on revolving lines of credit...........      --      3,200    4,000
Repayments on revolving lines of credit...........      --     (6,200)  (3,067)
Borrowings on revolving lines of credit, related
 party............................................      --      3,000      --
Repayments on revolving lines of credit, related
 party............................................      --     (5,420)     --
Exercise of stock options.........................      742       --       --
Repayments on capital lease obligations...........     (209)      --       --
                                                   --------  --------  -------
Net cash provided by financing activities.........      533    48,268      933
                                                   ========  ========  =======
Net increase in cash and cash equivalents.........   (1,713)   43,771    1,783
Cash and cash equivalents at beginning of the pe-
 riod.............................................   45,563     1,792       10
                                                   --------  --------  -------
Cash and cash equivalents at end of the period.... $ 43,850  $ 45,563  $ 1,792
                                                   ========  ========  =======
SUPPLEMENTARY INFORMATION:
Interest paid during period....................... $    --   $    276  $   576
Income taxes paid during period................... $  7,841  $  2,447  $   683

          See Accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           TREASURY
                          COMMON STOCK  ADDITIONAL     DEFERRED       FOREIGN                STOCK
                          -------------  PAID-IN    COMPENSATION-    CURRENCY   RETAINED -------------
                          SHARES AMOUNT  CAPITAL   RESTRICTED STOCK TRANSLATION EARNINGS SHARES AMOUNT   TOTAL
                          ------ ------ ---------- ---------------- ----------- -------- ------ ------  -------
BALANCE DECEMBER 31,
 1994...................      15  $--    $   942       $    --         $--      $   163    --   $ --    $ 1,105
940 to 1 stock split....  14,085     1       (1)            --          --          --     --     --        --
Net income..............     --    --        --             --          --        1,786    --     --      1,786
                          ------  ----   -------       --------        ----     -------   ----  -----   -------
BALANCE DECEMBER 31,
 1995...................  14,100     1       941            --          --        1,949    --     --      2,891
Repurchase of common
 stock..................     --    --        --             --          --          --    (144)  (400)     (400)
Issuance of common
 stock, net of $1,042
 issuance costs.........   4,940     1    54,087            --          --          --     --     --     54,088
Stock option
 compensation expense...     --    --         85            --          --          --     --     --         85
Net income..............     --    --        --             --          --        5,808    --     --      5,808
                          ------  ----   -------       --------        ----     -------   ----  -----   -------
BALANCE DECEMBER 31,
 1996...................  19,040     2    55,113                                  7,757   (144)  (400)   62,472
Stock options exercised.     102   --        742            --          --          --     --     --        742
Stock option
 compensation expense...     --    --        146            --          --          --     --     --        146
Tax effect on stock
 option exercise........     --    --        714            --          --          --     --     --        714
Restricted stock
 compensation expense...     --    --      4,134            --          --          --     --     --      4,134
Deferred compensation -
 restricted stock.......      75   --        --          (4,134)        --          --     --     --     (4,134)
Foreign currency
 translation............     --    --                       --            2         --     --     --          2
Net income..............     --    --        --             --          --       12,497    --     --     12,497
                          ------  ----   -------       --------        ----     -------   ----  -----   -------
BALANCE DECEMBER 31,
 1997...................  19,217  $  2   $60,849       $ (4,134)       $  2     $20,254   (144) $(400)  $76,573
                          ======  ====   =======       ========        ====     =======   ====  =====   =======

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

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, government regulations, dependence on transmission facilities-based carriers and suppliers, price competition and competition from larger industry participants.

 Principles of Consolidation:

  Consolidated Financial Statements include the accounts of Pacific Gateway and majority-owned and controlled subsidiaries principally in the United Kingdom, Russia, New Zealand, Bermuda and Cyprus. Investments in 20% to 50%- owned or affiliated are accounted for on the equity method. Intercompany transactions have been eliminated.

 Foreign Currency Translation:

  Assets and liabilities of operations outside the United States, except for operations in highly inflationary economies (principally in Russia) are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included as a component of "Stockholders' Equity". The effects of foreign currency transactions, and of remeasuring the financial position and results of operations in the functional currency, are included in "Selling general and administrative expenses." Operations in highly inflationary economies are maintained in the reporting currency, U.S. dollars.

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

 Cash and Cash Equivalents:

  Cash equivalents consist primarily of money market accounts and called bonds with maturities of three months or less. The carrying amount reported in the accompanying balance sheet approximates fair market value.

 Property and Equipment:

  Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

     Undersea fiber optic cables..................................      20 years
     Long distance communications equipment.......................     5-7 years
     Computers and office equipment...............................     4-7 years
     Leasehold improvements....................................... term of lease

                        PACIFIC GATEWAY EXCHANGE, INC.

  Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the account balance, and any resulting gain or loss is reflected in results of operations.

 Income Taxes:

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

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

 Earnings Per Share:

  The Company adopted SFAS No. 128 "Earnings Per Share" effective December 31, 1997. In accordance with SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period plus the dilutive effect of stock options determined using the treasury stock method. The earnings per share calculation has been adjusted for all periods presented to reflect the 940 to 1 stock split effected October 20, 1995.

  There were no adjustments to net income in the calculation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995, respectively. The reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share is as follows:

                                              INCOME       SHARES     PER-SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------  ---------
     1997
     BASIC EPS:
     Income available to common stockhold-
      ers.................................. $12,497,000  18,960,000     $0.66
     Effect of dilutive stock options......                 537,000
                                            -----------  ----------     -----
     DILUTED EPS........................... $12,497,000  19,497,000     $0.64
     1996
     BASIC EPS:
     Income available to common stockhold-
      ers.................................. $ 5,808,000  16,234,000     $0.36
     Effect of dilutive stock options......                 638,000
                                            -----------  ----------     -----
     DILUTED EPS........................... $ 5,808,000  16,872,000     $0.34
     1995
     BASIC EPS:
     Income available to common stockhold-
      ers.................................. $ 1,786,000  14,100,000     $0.13
     Effect of dilutive stock options......                 435,000
                                            -----------  ----------     -----
     DILUTED EPS........................... $ 1,786,000  14,535,000     $0.12
                                            ===========  ==========     =====

                        PACIFIC GATEWAY EXCHANGE, INC.

 Fair Value of Financial Instruments:

  The carrying amounts for accounts receivable and accounts payable approximate their fair value.

 Concentration of Credit Risk:

  Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, and accounts receivable. At December 31, 1997 and 1996, the Company had bank deposits in excess of federally insured limits of $43,650,000 and $45,381,000, respectively. Seven of the Company's customers accounted for approximately 40% and 52% of gross accounts receivable as of December 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been within management's expectations.

 Financial Statement Classifications:

  Certain prior-year amounts have been reclassified to conform to the 1997 financial statement presentation. Such reclassifications have no effect on net income as previously reported.

(2) ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

  The Company has entered into operating agreements with 43 telecommunications carriers in 28 countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 43 agreements the Company had at December 31, 1997, 18 agreements provided that the Company generally must wait up to six months before it actually receives the proportional return traffic. Under these agreements, the Company recognizes a loss in the period in which it originates a call from a customer because the amount due to the foreign partner generally exceeds the amount the Company charges its customers. As a result, a significant increase in traffic with one or more of the carriers with which the Company must wait up to six months to receive return traffic may cause the Company to report a net loss in the accounting period in which such increase occurred. Historically, when the return traffic is received in the future period, the Company generally realizes a gross margin on the return traffic that, when combined with the prior period loss on the outbound traffic, results in a gross profit on the total transaction. In circumstances where the Company does not receive the return traffic due from the foreign partner at the end of the agreed-upon delayed return period, the Company and the foreign partner may agree to a settlement which compensates the Company for the return traffic not received, through greater return traffic in future periods, or a reduction to the Company's current accounts payable balance. Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that there will be traffic delivered back to the United States or what impact changes in future settlement rates will have on net payments made and revenue received.

                        PACIFIC GATEWAY EXCHANGE, INC.

(3) INCOME TAXES

  The provision for income taxes is comprised of the following:

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997       1996        1995
                                              ---------- ----------  ----------
     CURRENT TAX EXPENSE:
      Federal................................ $5,736,898 $3,364,342  $  999,950
      State and local........................    985,411    841,085     249,988
      Foreign................................    279,392         --          --
                                              ---------- ----------  ----------
      Total current.......................... $7,001,701 $4,205,427  $1,249,938
     DEFERRED TAX EXPENSE:
      Federal................................ $  265,217 $ (262,558) $  (75,950)
      State and local........................     71,113    (65,640)    (18,988)
      Foreign................................         --         --          --
                                              ---------- ----------  ----------
      Total deferred......................... $  336,330 $ (328,198) $  (94,938)
                                              ---------- ----------  ----------
     TOTAL PROVISION......................... $7,338,031 $3,877,229  $1,155,000
                                              ========== ==========  ==========

  The Company has not recognized income taxes on undistributed earnings in operations outside the United States of approximately $1,417,000 at December 31, 1997. These earnings are intended to be reinvested indefinitely.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
     Expected statutory amount....................    35.0%     34.0%     34.0%
     State income taxes, net of federal benefit...     3.8%      5.3%      5.3%
     Tax exempt interest..........................    (0.5)%    (0.4)%      --%
     Undistributed earnings of certain
      subsidiaries................................    (2.5)%      --%       --%
     Other........................................     1.2%      1.1%       --%
                                                   -------   -------   -------
                                                      37.0%     40.0%     39.3%
                                                   =======   =======   =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

                        PACIFIC GATEWAY EXCHANGE, INC.

  The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                     1997       1996      1995
                                                  ---------- ---------- --------
     Deferred tax assets:
      Allowance for doubtful accounts............ $  696,831 $  861,768 $325,613
      State taxes................................    316,574    210,647       --
      Other......................................     83,088    111,548   42,185
                                                  ---------- ---------- --------
      Total gross deferred tax assets............ $1,096,492 $1,183,963 $367,798
     Deferred liabilities:
      Depreciation............................... $  870,566 $  707,518 $219,551
      Other......................................     85,811         --       --
                                                  ---------- ---------- --------
      Total gross deferred tax liabilities....... $  956,377 $  707,518 $219,551
                                                  ========== ========== ========
      Net deferred tax assets.................... $  140,115 $  476,445 $148,247
                                                  ========== ========== ========

(4) ACQUISITION OF RUSTELNET

  In 1997, the Company acquired a majority interest in Rustelnet, a provider of enhanced telecommunications services to the Russian market. The acquisition was accounted for by the purchase method and accordingly the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition. The price was $36,000 with Rustelnet having cash balances of $257,000 at the time. The fair value of net liabilities acquired in the acquisition was $158,000. The excess of purchase price over the estimated fair market value of $627,000 has been allocated to goodwill. Goodwill is being amortized on a straight-line basis over a 10-year period.

(5) RELATED PARTY TRANSACTIONS

  The Company provides certain domestic and international switched telecommunications services to Matrix Telecom, Inc. ("Matrix"), which is a switchless reseller. In 1996 and 1995, a significant (greater than 10%) shareholder in the Company also owned a controlling interest in Matrix. See
Note 6 for the amount of revenues recorded from providing these services for the years ended December 31, 1996 and 1995. In 1997, the shareholder sold shares of the Company's common stock and currently owns less than 10%. Accordingly, ongoing transactions with Matrix are no longer disclosed as related party transactions.

  In February 1995, the Company accepted certain shares of common stock, with a fair market value of approximately $702,000, of a customer as payment for accounts receivable totaling $702,000. The Company then sold this stock to a significant shareholder for $702,000. The shareholder subsequently sold the stock over a period of several months for a total of $730,000.

  In connection with the acquisition of Rustelnet (see Note 4), the Company purchased Rustelnet shares from individual shareholders who are members of Pacific Gateway's management. A total of 690 Rustelnet shares were sold by management to the Company for $13,000.

                        PACIFIC GATEWAY EXCHANGE, INC.

(6) SEGMENT DATA

  The Company classifies its operations into one industry segment, telecommunications services. Export sales were $83,875,000, $46,522,000, and $17,619,000 for the years ended December 31, 1997, 1996 and 1995 respectively. Export sales by geographic area were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
     Pacific Rim............................ $22,577,000 $20,653,000 $10,066,000
     Europe.................................  44,292,000  17,134,000   4,798,000
     Canada.................................  11,015,000   6,449,000   2,418,000
     Other..................................   5,991,000   2,286,000     337,000
                                             ----------- ----------- -----------
     Total export sales..................... $83,875,000 $46,522,000 $17,619,000
                                             =========== =========== ===========

  The Company's domestic and foreign operations are as follows:

                                                      CORPORATE &
                            UNITED STATES    OTHER    ELIMINATIONS  CONSOLIDATED
                            ------------- ----------- ------------  ------------
1997
Sales to unaffiliated cus-
 tomers...................  $280,870,000  $17,739,000 $         --  $298,609,000
Sales and transfers be-
 tween geographic areas...    12,066,000   12,005,000  (24,071,000)           --
                            ------------  ----------- ------------  ------------
Total sales...............  $292,936,000  $29,744,000 $(24,071,000) $298,609,000
Operating income..........  $ 15,720,000  $ 1,193,000 $    (42,000) $ 16,871,000
Identifiable assets.......  $183,312,000  $32,542,000 $(36,869,000) $178,985,000
                            ============  =========== ============  ============
1996
Sales to unaffiliated cus-
 tomers...................  $141,912,000  $        -- $         --  $141,912,000
Sales and transfers be-
 tween geographic areas...            --           --           --            --
                            ------------  ----------- ------------  ------------
Total sales...............  $141,912,000  $        -- $         --  $141,912,000
Operating income..........  $  8,929,000  $        -- $         --  $  8,929,000
Identifiable assets.......  $103,816,000  $        -- $         --  $103,816,000
                            ============  =========== ============  ============
1995
Sales to unaffiliated cus-
 tomers...................  $ 59,250,000  $        -- $         --  $ 59,250,000
Sales and transfers be-
 tween geographic areas...            --           --           --            --
                            ------------  ----------- ------------  ------------
Total sales...............  $ 59,250,000  $        -- $         --  $ 59,250,000
Operating income..........  $  3,479,000  $        -- $         --  $  3,479,000
Identifiable assets.......  $ 29,976,000  $        -- $         --  $ 29,976,000
                            ============  =========== ============  ============

  Other includes operating subsidiaries located in the United Kingdom, Russia, New Zealand and Cyprus. United States includes all remaining operations of the Company. Transfers between geographic areas are accounted for at cost plus a reasonable profit. Identifiable assets are those assets identified in the operations in each area or segment, including goodwill.

                        PACIFIC GATEWAY EXCHANGE, INC.

  The Company sells to long distance international telecommunications companies, to foreign partners and to retail customers. At December 31, 1997, the Company had 43 operating agreements and approximately 125 worldwide customers. Ten percent or more of the Company's revenues have been derived from the following customers.

                                              YEAR ENDED DECEMBER 31,
                                           1997        1996        1995
                                        ----------- ----------- -----------
     Frontier Communications, Inc.      $30,996,068     (A)         (A)
     Matrix Telecom, Inc. (See Note 5)      (A)     $20,514,040 $17,165,995

--------
(A) Sales were less than 10% of total sales.

(6) COMMITMENTS AND CONTINGENCIES

 Litigation

  The Company is not currently subject to any legal proceedings that will have a material impact on the Company's financial position or results of operations.

 Leases

  The Company leases office space and equipment under noncancelable operating leases. Rental expenses for 1997, 1996 and 1995 were $965,000, $255,000 and $142,000, respectively. The Company leases certain computer equipment under an agreement that is classified as a capital lease. The lease has a term of three years with a minimum purchase price at the end of the lease. Leased capital assets included in property and equipment at December 31, 1997 were $610,000.

  Future minimum lease payments under operating and capital leases as of December 31, 1997 are as follows:

                                                            OPERATING  CAPITAL
                                                              LEASES    LEASES
                                                            ---------- --------
     1998.................................................. $1,040,000 $216,000
     1999..................................................    603,000  216,000
     2000..................................................    507,000    8,000
     2001..................................................    467,000       --
     2002..................................................    437,000       --
     Thereafter............................................  2,200,000       --
                                                            ---------- --------
     Total minimum lease payments.......................... $5,254,000 $440,000
                                                            ==========
     Amount representing interest..........................              39,000
                                                                       --------
     Present value of net minimum payments.................            $401,000
                                                                       --------
     Current portion.......................................            $216,000
                                                                       ========

 Employment Agreements

  The Company has entered into employment agreements with certain employees which provide that in the event of a change in control each of such employees would be entitled to severance following their resignation from the Company. Should such an event occur, the Company's aggregate obligation for severance would be $1,173,000. Upon any such change in control, each individual would also receive full vesting of any outstanding stock options. In 1998, the Company entered into new agreements with certain employees which would increase the Company's aggregate obligation for severance by approximately $1,603,000.

 Commitments

  At December 31, 1997 the Company had outstanding commitments of $11,800,000 for the acquisition of additional ownership interests in digital undersea fiber optic cables and the expansion of existing switch sites.

                        PACIFIC GATEWAY EXCHANGE, INC.

(8) EMPLOYEE BENEFIT PLANS

  In September 1995, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") which is meant to qualify under section 423 of the Internal Revenue Code. It is intended for the Purchase Plan to become effective during 1998. Under the Purchase Plan, the Company reserved up to 400,000 shares of common stock for purchase by employees who meet certain eligibility requirements. Eligible employees may contribute up to 10% of their compensation to the Purchase Plan to purchase shares at 85% of the fair market value of the stock on the first or last day of each six-month offering period as defined in the Purchase Plan.

  In 1996, the Company adopted a 401(k) plan pursuant to which eligible employees may accumulate savings on a tax-deferred basis. Each year the Company may make a discretionary profit sharing contribution to the 401(k) plan which will be allocated to the accounts of eligible employees who are employed on the last day of the year. The profit sharing allocation is made on a pro rata basis in proportion to the compensation of the eligible employees. The Company did not make a contribution in 1997 or 1996.

(9) STOCK OPTION PLAN

  On September 30, 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the granting of nonqualified and incentive stock options to purchase up to 1,200,000 shares of common stock. Options granted under the 1995 Plan generally vest over four years and must be exercised within five years. The maximum term of options granted is ten years. The Company granted options to purchase 883,411 shares of common stock under the 1995 Plan.

  On February 17, 1997, the Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan"), replacing the 1995 Plan. The 1997 Plan provides for the granting of awards of nonqualified and incentive stock options, stock appreciation rights, stock grants or stock-based performance units. Awards may be made under the 1997 Plan with respect to 4,000,000 shares of common stock and with respect to stock option and stock appreciation right awards, no more than 500,000 shares may be awarded to any one individual in any one-year period. The remaining terms of the 1997 Plan are similar to those described in the 1995 Plan. The Company granted options to purchase 1,610,000 shares of common stock in 1997 under the 1997 plan.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1997        1996       1995
                                               ----------- ---------- ----------
     Net income--as reported.................  $12,497,000 $5,808,000 $1,786,000
     Net income--pro forma...................  $11,469,000 $5,244,000 $1,636,000
     Earnings per share--basic as reported...  $      0.66 $     0.36 $     0.13
     Earnings per share--basic pro forma.....  $      0.60 $     0.32 $     0.12
     Earnings per share--diluted as reported.  $      0.64 $     0.34 $     0.12
     Earnings per share--diluted pro forma...  $      0.59 $     0.31 $     0.11

                        PACIFIC GATEWAY EXCHANGE, INC.

  The fair value of the options granted by the Company is estimated at $30.7 million on the date of the grant using the Black-Scholes Model for those options issued after the Company's initial public offering and the Minimum Value methodology for those options granted prior to the offering. The assumptions used in the Black Scholes model are: dividend yield 0%, volatility 40.9%, risk free interest rate of 5.8%, assumed forfeiture rate of 0% and an expected life of 5 years.

  During 1997, 75,000 shares of restricted stock were granted under the 1997 Plan. The fair value of $4,134,375 will be recognized as compensation expense over the 10-year vesting period. For the year ended December 31,1997, $146,000 was recognized as compensation expense for restricted stock and stock options granted to non-employees.

  Stock Option Awards were:

                                           YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------
                                1997                 1996                1995
                         -------------------- ------------------- -------------------
                                    WEIGHTED-           WEIGHTED-           WEIGHTED-
                                     AVERAGE             AVERAGE             AVERAGE
                          OPTION    EXERCISE   OPTION   EXERCISE   OPTION   EXERCISE
                          SHARES      PRICE    SHARES     PRICE    SHARES     PRICE
                         ---------  --------- --------- --------- --------- ---------
Options outstanding,
 Beginning of year......   883,411   $ 9.77     509,170  $ 8.23          --   $  --
Options granted......... 1,610,000    41.60     374,241   12.58     509,170    8.23
Options exercised.......  (101,660)    7.30          --      --          --      --
Options forfeited.......   (95,686)   11.08          --      --          --      --
                         ---------   ------   ---------  ------   ---------   -----
Options outstanding,
 End of year............ 2,296,065   $32.14     883,411  $ 9.77     509,170   $8.23
                         =========   ======   =========  ======   =========   =====
Option price range at    $8.500 to            $4.400 to           $4.400 to
 End of year............ $  50.188            $  29.500           $   9.000
Option shares available
 for grant
 at end of year......... 2,405,000              316,589             690,830
                         =========            =========           =========

  The following table summarizes information concerning currently outstanding and exercisable options:

                                      OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                -------------------------------- --------------------
                                             WEIGHTED
                                              AVERAGE   WEIGHTED             WEIGHTED
                                             REMAINING  AVERAGE              AVERAGE
                                  NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
                                OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
     RANGE OF EXERCISE PRICES   ----------- ----------- -------- ----------- --------
     $ 8.500--$14.000........      671,065     1.99      $ 9.18    323,785    $ 9.02
     $ 24.750--$29.500.......      170,500     3.23       26.27     10,000     29.50
     $ 38.500--$50.188.......    1,454,500     3.92       43.42         --        --
                                 ---------     ----      ------    -------    ------
     $ 8.500--$50.188........    2,296,065     3.31      $32.14    333,785    $ 9.63
                                 =========     ====      ======    =======    ======

                        PACIFIC GATEWAY EXCHANGE, INC.

(10) CAPITAL STOCK

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

(11) STOCKHOLDERS' RIGHTS PLAN

  On November 17, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Subject to certain exceptions, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), of the Company at a price of $200, subject to adjustment (the "Purchase Price").

  The Rights generally will only be exercisable (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of the Company's Common Stock or (ii) 15 business days following commencement of (or an announcement of an intention to make) a tender or exchange offer for 15% or more of the outstanding shares of the Common Stock. The Rights will expire, if not previously exercised, exchanged or redeemed, on December 1, 2007.

  If any person or group generally acquires 15% or more of the Company's outstanding Common Stock, each Right, except those held by such an Acquiring Person, would entitle each holder of a Right to acquire, upon exercise at the then current exercise price of the Right, Common Stock having a value equal to two times the exercise price of the Right.

  At anytime after a person or group generally acquires more than 15% of the outstanding Common Stock and prior to their acquisition of 50% or more of the outstanding Common Stock, each Right, except those held by such an Acquiring Person, may be exchanged by the Board of Directors for one share of Common Stock.

  If the Company is acquired in a merger or other business combination transaction or 50% or more of the Company's assets or earnings power is sold, each Right will entitle the holder thereof (except for the Acquiring Person) to receive, upon exercise at the then current exercise price of the Right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the Right.

  At any time prior to the time an Acquiring Person becomes such, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price").

                        PACIFIC GATEWAY EXCHANGE, INC.

(12) NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments. Management is currently evaluating the financial statement and disclosure impact of the adoption of SFAS No. 130. The disclosures prescribed by SFAS No. 130 must be made beginning with the quarter ended March 31, 1998

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the disclosure impact of adopting this new standard. The disclosures prescribed by SFAS No. 131 must be made for the year ended December 31, 1998.

(13) SUBSEQUENT EVENT

  On February 13, 1998, the Company purchased of 16.6% of Ekonom S.A. de C.V., a Mexican multimedia company existing under the laws of the United Mexican States, for $3,600,000 in cash and $1,800,000 in Pacific Gateway's stock. The Company's investment in Ekonom will be accounted for the under the cost method in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information concerning directors required by this item is incorporated by reference to the information contained under the captions "Election of Directors", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information contained under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information contained under the caption "Ownership of the Capital Stock of the Company" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS*

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

  * Included in Item 8 of this 10-K

  (a)2. FINANCIAL STATEMENT SCHEDULE

    Schedule II Valuation and Qualifying Accounts

  3. EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION                             METHOD OF FILING
-------                    -----------                             ----------------
3.1      Amended and Restated Certificate of              Incorporated by reference to
         Incorporation, as amended May 20, 1997           Quarterly Report on Form 10-Q for
                                                          the quarter ended June 30, 1997
                                                          (No. 000-21043)

3.2      Amended and Restated Bylaws, as amended December Filed with this document
         30, 1997

4.1      Specimen Certificate for Common Stock            Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

4.2      Amended and Restated Certificate of              Incorporated by reference to
         Incorporation, as amended May 20, 1997           Quarterly Report on Form 10-Q for
                                                          the quarter ended June 30, 1997
                                                          (No. 000-21043)

4.3      Rights Agreement dated as of November 17, 1997,  Incorporated by reference to Form between the Company and Norwest Bank Minnesota,  8-K filed November 21, 1997 (No.
         N.A. as Rights Agent                             000-21043)

10.1 Form of Indemnification Agreement for directors Filed with this document and officers

10.2     1997 Long-Term Incentive Plan                    Incorporated by reference to
                                                          Quarterly Report on Form 10-Q for
                                                          the quarter ended June 30, 1997
                                                          (No. 000-21043)

10.3     Employee Stock Purchase Plan                     Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.1   Proxy dated December 10, 1994 by Julie J. Jensen Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.2   Proxy dated December 10, 1994 by Jeffrey J.      Incorporated by reference to
         Jensen                                           Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.3   Proxy dated December 10, 1994 by Janet Jensen    Incorporated by reference to
         Kreiger                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.4   Proxy dated December 10, 1994 by James J. Jensen Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.5   Proxy dated December 10, 1994 by Jami J. Jensen  Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.6   Proxy dated May 10, 1996 by Gail E. Granton      Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.4.7   Proxy dated June 10, 1996 Ronald L. Jensen       Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

10.5.1   Employment Agreement dated October 1, 1995       Incorporated by reference to
         between Howard A. Neckowitz and Pacific Gateway  Registration Statement on Form S-
         Exchange, Inc.                                   1 (No. 33-80191)

EXHIBIT
NUMBER                     DESCRIPTION                             METHOD OF FILING
-------                    -----------                             ----------------
10.5.2   Employment Agreement dated October 1, 1995       Incorporated by reference to
         between Gail E. Granton and Pacific Gateway      Registration Statement on Form S-
         Exchange, Inc.                                   1 (No. 33-80191)

10.5.3   Employment Agreement dated as of October 1, 1995 Incorporated by reference to
         between Ronald D. Anderson and Pacific Gateway   Registration Statement on Form S-
         Exchange,Inc.                                    1 (No. 33-80191)

10.5.4   Employment Agreement dated October 1, 1995       Incorporated by reference to
         between Robert F. Craver and Pacific Gateway     Registration Statement on Form S-
         Exchange, Inc.                                   1 (No. 33-80191)

10.5.5   Employment Agreement dated October 1, 1995       Incorporated by reference to
         between Fred A. Weismiller and Pacific Gateway   Annual Report on Form 10-K for
         Exchange, Inc.                                   the year ended December 31, 1996
                                                          (No. 000-21043)

10.5.6   Restricted Stock Award Agreement dated December  Filed with this document
         30,1997 between Howard A. Neckowitz and Pacific
         Gateway Exchange, Inc.

10.6     Telephone Service dated May 1, 1995 between      Incorporated by reference to
         Matrix Telecom, Inc. and Pacific Gateway         Registration Statement on Form S-
         Exchange, Inc.                                   1 (No. 33-80191)

10.7     Agreement for Billing Services dated November    Incorporated by reference to
         24, 1995 Between Matrix Telecom, Inc. and        Registration Statement on Form S-
         Pacific Gateway Exchange, Inc.                   1 (No. 33-80191)

10.8     Form of Stock Purchase Agreement with KDD        Incorporated by reference to
                                                          Registration Statement on Form S-
                                                          1 (No. 33-80191)

21.1     Subsidiaries                                     Filed with this document

23.1     Consent of Independent Accountants               Filed with this document

27.1     Financial Data Schedule                          Filed with this document

  (b) REPORTS ON FORM 8-K

  Stockholders Rights Plan filed on Form 8-K November 21, 1997.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 30th day of March, 1998.

                                          Pacific Gateway Exchange, Inc.

                                                  /s/ Howard A. Neckowitz
                                          By___________________________________
                                                    HOWARD A. NECKOWITZ
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                            AND
                                                   CHAIRMAN OF THE BOARD

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1998.

               SIGNATURE                                TITLE


        /s/ Howard A. Neckowitz        President, Chief Executive Officer and
-------------------------------------   Chairman of the Board (Principal
          HOWARD A. NECKOWITZ           Executive Officer)

          /s/ Gail E. Granton          Executive Vice President,
-------------------------------------   International Business Development,
            GAIL E. GRANTON             Secretary and Director

          /s/ Sandra D. Grey           Chief Financial Officer, and Vice
-------------------------------------   President, Finance (Principal
            SANDRA D. GREY              Financial Officer) (Principal
                                        Accounting Officer)

         /s/ Charles M. Dalfen         Director
-------------------------------------
           CHARLES M. DALFEN

         /s/ James J. Junewicz         Director
-------------------------------------
           JAMES J. JUNEWICZ

         /s/ Barry J. Volante          Director
-------------------------------------
           BARRY J. VOLANTE

                         PACIFIC GATEWAY EXCHANGE, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                          ADDITIONS
                               BALANCE AT CHARGED TO DEDUCTIONS-
                               BEGINNING  COSTS AND   ACCOUNTS    BALANCE AT
         DESCRIPTION           OF PERIOD   EXPENSES  WRITTEN OFF END OF PERIOD
         -----------           ---------- ---------- ----------- -------------
Allowance for doubtful
 accounts:
  1997........................   $1,679     $2,173     $1,622       $2,230
  1996........................      824      1,355        500        1,679
  1995........................      137        687        --           824