Form 10-K/A
period 1997-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 1998-04-30
CIK 1004967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

                              Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission file number 000-21043

                       Pacific Gateway Exchange, Inc.
           (Exact name of registrant as specified in its charter)

         Delaware                                              94-3134065
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           533 Airport Boulevard, Suite 505, Burlingame, California 94010
           --------------------------------------------------------------
                  (Address of principal executive offices)

                       Telephone Number: 650-375-6700
                       ------------------------------
             Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(g) of the Act:

          Preferred Share Purchase Rights, Par Value $.0001 per Share
                   Common Shares, Par Value $.0001 per Share
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 18, 1998 was approximately $839,000,000, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the registrant.

As of March 18, 1998, there were outstanding 19,113,955 Common Shares of $.0001 par value, of the registrant.

                              Part III

Item 10.      Directors and Executive Officers of Registrant

  The Company's Board of Directors consists of five persons. The Company's Restated Certificate of Incorporation provides that the Company's Board of Directors shall be divided into three classes with the terms of office of each class ending in successive years.

         Set forth below is certain information concerning the Board of Directors of the Company:

Current Board of Directors


                    Name               Age              Position(s)
                    ----               ---              -----------
     Howard A. Neckowitz.............  44  Chairman, President, Chief Executive
                                           Officer and Director

     Gail E. Granton.................  42  Executive Vice President,
                                           International Business Development,
                                           Secretary and Director

     Charles M. Dalfen...............  55  Director

     James J. Junewicz...............  47  Director

     Barry J. Volante................  63  Director


     Howard A. Neckowitz has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in August 1991. Mr. Neckowitz previously served as a consultant to major U.S. and overseas telecommunications companies with respect to valuation and due diligence processes for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operations in various countries. Prior to his consulting experience, Mr. Neckowitz served from 1982 to 1986 as Director, International Services, at GTE Sprint, where he founded and developed GTE Sprint's international services operation. In this position he was responsible for feasibility analyses supporting GTE Sprint's entrance into the international switched service market. From 1977 to 1982, Mr. Neckowitz worked at AT&T in its Overseas Department.

     Gail E. Granton has served as Executive Vice President, International Business Development, Secretary and a member of the Board of Directors of the Company since its inception in August 1991. From August 1991 to August 1996, she served as Chief Financial Officer of the Company. From 1986 to August 1991, Ms. Granton served as a consultant to major U.S. and overseas telecommunications companies, focusing on the valuation and due diligence processes for the acquisition of ongoing foreign telecommunication operations and the start-up of competitive carrier operations for international, long distance, local and cellular operation in various countries. From 1982 to 1986, Ms. Granton worked in the International Department of GTE Sprint as a Manager, International Business Development, reporting to Mr. Neckowitz.

     Charles M. Dalfen has served as a member of the Board of Directors since December 1996. He has been the President of Dalfen Associates, a consulting firm specializing in telecommunications regulation, since 1982. Prior to that, Mr. Dalfen served from 1976 to 1980 as a Vice Chairman of the Canadian Radio-television and Telecommunications Commission ("CRTC").

     James J. Junewicz has served as a member of the Board of Directors since December 1996. He has been a partner of the law firm of Mayer, Brown & Platt in Chicago, Illinois since 1987. Mayer, Brown & Platt currently serves as corporate counsel for the Company. Prior to joining Mayer, Brown & Platt in 1984, Mr. Junewicz served as Assistant General Counsel of the United States Securities and Exchange Commission in Washington, D.C.

     Barry J. Volante has served as a member of the Board of Directors since May 1997. He is currently Chief Executive Officer and President of Asset Channels, Inc. He served as Vice President--Telecommunications Finance of General Electric Capital Corporation ("GECC") from 1994 to 1997. From 1985 to 1994, Mr. Volante served as Manager, Telecommunications Planning Corporation Information Technology of General Electric Company. From 1983 to 1985, Mr. Volante was self-employed as an independent telecommunications consultant advising foreign and domestic clients on telecommunications infrastructure projects.

Meetings and Committees of the Board

     The Board has two standing committees: the Compensation Committee and the Audit Committee. The Board does not have a Nominating Committee or any committee performing similar functions. During the fiscal year ended December 31, 1997 ("fiscal 1997"), the Board met 11 times and on 1 occasion acted by unanimous written consent. In fiscal 1997, the Audit Committee met 1 time and the Compensation Committee met 8 times. During fiscal 1997, all directors attended at least 75% of the aggregate of such meetings of the Board of Directors and the committees of the Board of which they were a member (or of such meetings during such director's tenure on the Board of Directors).

     All of the directors of the Company are members of the Compensation Committee. Mr. Dalfen and Mr. Volante act as co-chairman of the Compensation Committee. The Compensation Committee generally establishes the salaries, benefits and overall compensation of the officers and employees of the Company and administers any employee benefit plans of the Company. A subcommittee of the Compensation Committee, consisting solely of outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, administers the Company's 1997 Long-Term Incentive Plan and periodically grants options and other equity-based awards to employees, directors or other individuals providing services to the Company pursuant to the 1997 Long-Term Incentive Plan.

     Messrs. Charles Dalfen, Barry Volante and James Junewicz are the current members of the Audit Committee. Mr. Junewicz acts as chairman of the Audit Committee. The Audit Committee's responsibilities include recommending to the Board the selection of the Company's independent certified public accountants, reviewing the arrangements and the scope of the independent audit and reviewing all financial statements.

                   SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely upon a review of Forms 3 and 4 furnished to the Company during fiscal 1997, Forms 5 furnished with respect to fiscal 1997, and certain written representations received by the Company from certain reporting persons in regard to filing requirements, the Company has determined that Robert F. Craver and Ms. Granton each did not timely file a Form 4 for the month of May. All filings required by Section 16(a) of the Exchange Act have now been made.

EXECUTIVE OFFICERS

         Set forth below are the names, ages, positions and certain other information concerning the current executive officers and other key members of management of the Company.

         The executive officers of the Company are as follows:
Name                                      Age    Position
Howard A. Neckowitz.......................44     President and Chief Executive Officer
Gail E. Granton...........................42     Executive Vice President, International Business
                                                   Development and Secretary
Sandra D. Grey............................31     Chief Financial Officer and Vice President, Finance
Ronald D. Anderson........................41     Senior Vice President, Operations and Engineering
Robert F. Craver..........................55     Senior Vice President, International Relations
Fred A. Weismiller........................56     Executive Vice President, International Marketing

        MR. HOWARD A. NECKOWITZ has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in August 1997. Mr. Neckowitz previously served as a consultant to major U.S. and overseas telecommunications companies with respect to valuation and due diligence processes for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operations in various countries. Prior to his consulting experience, Mr. Neckowitz served from 1982 to 1986 as Director, International Services, at GTE Sprint, where he founded and developed GTE Sprint's international services operation. In this position he was responsible for feasibility analyses supporting GTE Sprint's entrance into the international switch service market. From 1977 to 1982, Mr. Neckowitz worked at AT&T in its Overseas Department.

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

         MS. SANDRA D. GREY has served as a Chief Financial Officer of the Company since 1996. From 1989 to 1996, Ms Grey worked for Telecom New Zealand, the primary provider of telecommunications services in New Zealand, where she was Chief Financial Officer of the international subsidiary. Ms. Grey has more than 8 years experience in international telecommunication.

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

         MR. FRED A. WEISMILLER joined the Company in November 1994 as Executive Vice President, International Marketing. Mr. Weismiller's responsibilities include developing the value-added long distance services which can be sold to U.S. carriers and to carriers in developing overseas markets. From 1991 to 1994, Mr. Weismiller served as Managing Director and Executive Director, Sales and Marketing at Telecom New Zealand. Mr. Weismiller has 26 years of experience in international and domestic telecommunications management, including 20 years with AT&T, where his final assignment was in Hong Kong as the Managing Director of the AT&T Regional Technical Center from 1989 to 1990.

Item 11.      Executive Compensation

The following table sets forth in summary form, the compensation earned by Howard A. Neckowitz, the Company's Chairman, President and Chief Executive Officer, and each of the Company's other executive officers whose salary and benefits for periods presented exceeded $100,000 (the "Named Executive Officers").

[CAPTION]

                                                           Annual Compensation           Long-Term Compensation
                                                           -------------------           ----------------------
                                                                                                        Securities
                                        Year Ended                                    Restricted        Underlying
Name and Principal Position             December 31         Salary      Bonus         Stock Awards      Options (#)
---------------------------             -----------         ------      -----         ------------      ----------
Howard A. Neckowitz                         1997         $ 300,000       $ 275,000   $4,134,375 (1)        500,000
   Chairman, President and                  1996         $ 295,000              --               --             --
    Chief Executive Officer                 1995         $ 240,000       $  17,528               --        141,176

Gail E. Granton                             1997         $ 160,000       $ 125,000               --        225,000
   Executive Vice President,                1996         $ 159,167              --               --             --
   International Business                   1995         $ 144,167       $  10,711               --         65,882
   Development, Secretary and Director

Ronald D. Anderson                          1997        $  124,992       $ 100,000               --        120,000
   Senior Vice President,                   1996        $  123,744              --               --             --
   Operations and Engineering               1995        $  119,167       $  10,711               --         41,000

Robert F. Craver                            1997        $  150,000       $  39,961               --         40,000
   Senior Vice President,                   1996        $  148,750       $ 100,000               --         10,000
   International Relations                  1995        $  142,500       $  37,500               --         35,000

Fred A. Weismiller                          1997        $  137,800       $  49,330               --         40,000
   Executive Vice President,                1996        $  137,800              --               --             --
   International Marketing                  1995        $  137,800       $   1,000               --         14,640




(1) The value of the restricted stock award was determined by multiplying the number of shares awarded to Mr. Neckowitz (75,000) by the closing price of the Company's common stock on NASDAQ on December 30, 1997 ($55.125), the date of the award. The restricted stock vests at a rate of 10% per year and all restricted stock becomes 100% vested upon a change in control, death, disability or termination of employment by the Company for reasons other than cause.

                           Option Grants in Last Fiscal Year

     The following table sets forth information with respect to options granted to the Named Executive Officers during 1997:


[CAPTION]

                                            Percent of                                           Potential Realized Value
                           Number of       Total Options                                         at Assumed Annual Rates
                            Options         Awarded to        Exercise or                      of Stock Price Appreciation
                          Awarded in       Employees in       Base Price                             for Option Term
         Name             Fiscal 1997       Fiscal 1997         ($/Sh)      Expiration Date         5%            10%
         ----             -----------       -----------         ------      ---------------    ---------------------------
Howard A. Neckowitz         500,000             31%             $50.188         12/30/07       $18,733,853    $44,694,533

Gail E. Granton             225,000             14%             $38.500         11/24/07       $11,060,034    $22,742,339

Ronald D. Anderson          120,000             8%              $38.500         11/24/07       $ 5,898,685    $12,129,248

Robert F. Craver            40,000              3%              $38.500         11/24/07       $ 1,966,228    $ 4,043,083

Fred A. Weismiller          40,000              3%              $38.500         11/24/07       $ 1,966,228    $ 4,043,083





    Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning exercisable and unexercisable stock options at December 31, 1997 for the Named Executive Officers.


                       Number of Securities                 Value of Unexercised
                       Underlying Unexercised               In-The-Money Options
                       Options at Fiscal Year End(#)       (at Fiscal Year End ($)
                       -----------------------------       -----------------------
                                                                    ------

       Name                                              Exercisable   Unexercisable
       ----             Exercisable   Unexercisable      -----------   -------------
                        -----------   -------------
Howard A. Neckowitz           79,412     562,304         $4,273,398      $30,259,265
Gail E. Granton               37,059     197,941         $1,994,256      $10,651,799
Ronald D. Anderson            23,063      96,937         $1,241,089      $ 5,216,471
Robert F. Craver              23,438      61,562         $1,261,269      $ 3,312,836
Fred A. Weismiller             8,235      46,405         $  443,150      $ 2,497,192



Compensation of Directors

     Directors of the Company do not receive cash compensation for services provided as a director. Under the Company's Long-Term Incentive Plan, non-employee Directors will receive an initial option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors and yearly grants of options to purchase 10,000 shares of Common Stock. The exercise price of each share underlying the option is equal to the fair market value of a share of Common Stock on the date the option is granted.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

     During 1997, the Company had employment agreements in effect with each of Howard A. Neckowitz, President, Chief Executive Officer and Chairman of the Board, Gail E. Granton, Executive Vice President, International Business Development and Secretary, Ronald D. Anderson, Senior Vice President, Operations and Engineering, Robert F. Craver, Senior Vice President, International Relations and Fred A. Weismiller, Executive Vice President, International Marketing.New employment agreements are being executed with each of these individuals, effective January 1, 1998, as described below. As discussed in the Report of the Compensation Committee of the Board of Directors on Executive Compensation, the Company retained a professional consultant to provide advice regarding compensation of executives at comparable companies and to generally advise the Compensation Committee. This consultant reviewed the new employment agreements and found them to be fair and reasonable in view of the circumstances.

     The Company is entering into an agreement with Howard A. Neckowitz, effective January 1, 1998, pursuant to which he is to serve as President and Chief Executive Officer of the Company, and, subject to election, as a director and Chairman of the Board. The agreement provides for an annual base salary of $600,000 (which may be increased pursuant to an annual review by the Compensation Committee); an annual discretionary cash bonus to be determined by the Compensation Committee of the Board; options to purchase 500,000 shares at $50.1875 per share; $3,000,000 of life insurance; participation in the Company's benefit plans on the same terms as provided to the Company's other senior management employees; and reimbursement of reasonably incurred legal expenses in connection with negotiation and preparation of his employment arrangements. The employment agreement is for a five-year term, and is automatically extended for 24-month periods unless notice of non-renewal is provided by either party at least 90 days prior to the end of the employment term.

     Under the new employment agreement, Mr. Neckowitz also is entitled to receive on each of December 30, 1998 and December 30, 1999 options to purchase 500,000 shares of the Company's Common Stock at the market price in effect on such dates. In the event of a Change in Control (as described below) prior to the granting of one or both of the above-referenced stock options, Mr. Neckowitz shall receive in lieu of such option or options cash in the amount of the excess of the fair market value of a share of the Company's common stock on the date of the Change in Control over $50.1875 multiplied by 1,000,000 (if the Change in Control occurs before December 30, 1998) or 500,000 (if the Change in Control occurs on or after December 30, 1998 and before December 30, 1999).

     If Mr. Neckowitz is terminated by the Company for reasons other than Cause (as defined in the agreement), and not on account of death or disability, or resigns for Good Reason, (as defined in the agreement) then he shall receive a severance payment equal to the sum of three-years salary and annual cash bonuses (the "Severance Payment"), payable in equal monthly amounts over a 3-year period, as well as payment by the Company of his group health plan premiums for such time period that Mr. Neckowitz or any of his dependents is eligible for and elects COBRA continuation coverage. Mr. Neckowitz shall also become fully vested in the 75,000 shares of restricted stock granted to him by the Company on December 30, 1997. Upon termination of employment on account of death or disability, Mr. Neckowitz (or his estate) is generally entitled to payments of salary for 90 days thereafter, payment of his group health plan premiums for such time period that Mr. Neckowitz or any of his dependents is eligible for and elects COBRA continuation coverage and a pro rata bonus payment. If the Company undergoes a Change in Control, Mr. Neckowitz shall receive from the Company, without regard to whether his employment terminates in connection with such Change in Control, a lump sum payment equal to the Severance Payment described above in lieu of such Severance Payment. Mr. Neckowitz shall be entitled to reimbursement from the Company for any excise tax (including any additional taxes resulting from such reimbursement) incurred on account of compensation payable pursuant to a Change in Control. Mr. Neckowitz's employment agreement also imposes upon him certain obligations of confidentiality.

     Pursuant to a restricted stock agreement dated December 30, 1997, Mr. Neckowitz was awarded 75,000 restricted shares of the Company's Common Stock. Subject to certain conditions and exceptions, the restrictions on such restricted shares expire as to 10% of such shares each year, provided, however, that in the event of Mr. Neckowitz's death, total disability, termination for reasons other than Cause or resignation for Good Reason (as defined herein) or in the event of a Change in Control, Mr. Neckowitz shall become vested in the restricted shares as of such date.

     New employment agreements between the Company and Gail Granton, Ronald
D. Anderson, Fred A. Weismiller and Robert F. Craver provide for annual base salaries of $200,000, $175,000, $137,800 and $150,000 respectively
(subject to annual review); an annual discretionary cash bonus determined by the President and based on the performance of the executive, the performance of the Company and other relevant factors; and participation in the Company's benefit plans on the same terms as provided to the Company's other senior management employees. Ms. Granton's and Mr. Anderson's employment agreements are for three-year terms, while Messrs. Weismiller's and Craver's employment agreements are for two-year terms. At the end of their respective terms, each employment agreement is automatically extended for 12-month periods, unless notice of non-renewal is provided by either party at least 90 days prior to the end of the employment term. Under the respective employment agreements, if employment is terminated by the Company for any reason other than Cause (and not on account of death, disability, voluntary resignation or mutual agreement), then the executive shall, subject to certain limited exceptions, receive a severance payment equal to 18 months salary (for Ms. Granton and Mr. Anderson) or six months salary (for Messrs. Weismiller and Craver). Termination of employment on account of voluntary resignation, mutual agreement or Cause generally relieves the Company of any obligation to make future payments or provide future benefits to the executive officer, while termination of employment on account of death or disability would entitle the executive officer (or his or her estate) to payments of salary generally through the end of the calendar month in which employment terminated.

     Under the employment agreements between the Company and Mr. Anderson, Mr. Weismiller and Mr. Craver, if the Company undergoes a Change in Control and within two years thereafter the Company terminates the executive for reasons other than Cause or the executive terminates his employment for Good Reason, then the executive shall be entitled to receive a lump sum payment equal to 18 months salary (for Mr. Anderson) or six months salary (for Messrs. Weismiller and Craver). Upon a Change in Control, Ms. Granton shall, receive, without regard to whether her employment terminates in connection with such Change in Control, a lump sum payment equal to 18 months salary. Any such payment made to Ms. Granton shall be in lieu of any severance payment otherwise payable to her and she shall be entitled to reimbursement from the Company for any excise tax (including any additional taxes resulting from such reimbursement) incurred on account of compensation payable pursuant to a Change in Control. The employment agreements between the Company and Ms. Granton and Messrs. Anderson, Weismiller and Craver also impose upon each of them obligations of confidentiality, while Messrs. Anderson, Weismiller and Craver's employment agreements also impose upon them certain limited obligations not to compete against the Company.

As used in the new employment agreements, "Change in Control" means the earliest to occur of any one of the following events: (1) any person (with certain limited exceptions) becomes the beneficial owner of 25% or more of the Company's voting stock; (2) the majority of the Board of Directors does not consist of individuals who are Incumbent Directors, which term means the members of the Board as of January 1, 1998; provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by three-quarters of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director, (3) the Company adopts a liquidation plan; (4) the merger or sale of substantially all of the assets of the Company (unless proportional ownership of the Company's stock does not change); or (5) the Company combines with any other company and is the surviving corporation but the shareholders of the Company immediately prior thereto own less than 50% of the voting stock of the combined company.

Insider Participation in Compensation Decisions

     Compensation decisions are made by the Compensation Committee which consists of the directors of the Company. Mr. Neckowitz and Ms. Granton do not vote on their respective compensation. Mr. Junewicz has abstained from voting on compensation issues relating to Mr. Neckowitz and Ms. Granton due to his law firm's representation of the Company. Grants under the Long-Term Incentive Plan are made by a subcommittee of the Compensation Committee consisting of Mr. Dalfen and Mr. Volante in consultation with the other directors, Company management and, this year, with the consultant retained by the Company. All directors concurred on the awards under the Long-Term Incentive Plan made by the subcommittee (other than awards granted to that director).

Report of the Compensation Committee of the Board of Directors on Executive Compensation

     The Company's compensation program is designed to enable the Company to attract, motivate and retain the best possible executive talent, people who provide the experience and skills which are vital for the Company to achieve its goals. The Company strives to align the personal financial interests of its executives with the financial interests of stockholders in an effort to maximize stockholder value.

     The Compensation Committee of the Board of Directors and, where applicable, the subcommittee of outside directors, sets executive compensation, including adjustments to base salaries, bonuses and grants of equity-based awards. The Compensation Committee bases its determinations of overall executive compensation, which include salary, bonus, certain benefits and stock option awards and possibly other forms of equity-based compensation, on subjective factors based upon consideration of, among other factors, the annual and long-term financial performance of the Company, including the creation of stockholder value, the historical financial performance of the Company, the individual executive officer's contribution to the achievement of operating goals and business objectives and levels of compensation in comparable companies at similar stages of development, with particular emphasis on those operating in the telecommunications industry. The Compensation Committee bases executive compensation on financial performance criteria, including the Company's financial performance and the price of the Company stock, in the context of the telecommunication industry as well as the economy in general.

     All directors of the Company sit on the Compensation Committee of the Board of Directors. However, Mr. Neckowitz and Ms. Granton do not vote on their respective compensation. In addition, because of the relationship of Mr. Junewicz's law firm with the Company, Mr. Junewicz abstains from voting on matters voted upon by the Compensation Committee relating to the compensation of Mr. Neckowitz and Ms. Granton. A subcommittee of the Compensation Committee consisting of Mr. Dalfen and Mr. Volante makes awards under the Company's Long-Term Incentive Plan, including stock options and restricted stock awards in consultation with the other directors, Company management and, this year, with the consultant retained by the Company. All directors concurred on the awards under the Long-Term Incentive Plan made by the subcommittee (other than awards granted to that director).

     During 1997, the salary of the Company's executive officers including Mr. Neckowitz was generally set pursuant to employment agreements. See "Summary Compensation Table". As discussed in "Employment Contracts Termination of Employment and Change-in-Control Arrangements," the contracts for Mr. Neckowitz, Ms. Granton, Mr. Anderson, Mr. Craver and Mr. Weismiller have been superseded with new employment contracts.

     During 1997, the Company retained a professional consultant to research executive compensation levels of similar companies and to advise the Board of Directors. The corporations against which the Company compared the compensation of its executives are not necessarily those included in the indices used to compare stockholder return in the stock performance graph. As a result of this review of executive compensation, in early 1998 the Company entered into new employment agreements with certain executive officers, including the Named Executive Officers. In determining appropriate compensation levels for key executive officers, including Mr. Neckowitz, the Compensation Committee focused heavily on the financial operating performance of the Company and on the performance of the Company's Common Stock, which increased from $12 at the time of the initial public offering in 1996 to a high of $55.125 in 1997. The performance of the Company's stock significantly exceeds the performance of the market as a whole as well as that of telecommunications companies as reflected by certain indices. The Compensation Committee believes that top management deserves the credit for this stock price increase and deserves to be compensated accordingly. In particular, the Compensation Committee approved the new contract for Mr. Neckowitz because the Committee believed that Mr. Neckowitz is largely responsible for the increases in the Company's revenue and net income during the period of this stock price increase and that the continuation of Mr. Neckowitz's services are essential to the future success of the Company. The new agreements ensure that the Company and its shareholders will have the benefit of the services of top management for the terms of the new agreements, which are five years for Mr. Neckowitz, three years for Ms. Granton and Mr. Anderson and two years for Messrs. Craver and Weismiller. The consultant reviewed the new employment agreements and concluded that they were fair and reasonable in view of the circumstances. For a further description of the new employment contracts, see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements".

     The Company believes that equity based compensation is an effective way of aligning executive compensation with increases in stockholder value. The Company uses the Long-Term Incentive Plan in order to attract and retain employees and other service providers and to identify such individuals with the Company's stockholders through the use of equity-based compensation. The Compensation Committee believes that option grants align executive interests with stockholders interests by providing a direct link between compensation and stockholder returns. The Compensation Committee believes that option grants pursuant to the Long-Term Incentive Plan helps retain key executives in highly competitive market for executive talent in the telecommunications industry.

     The Long-Term Incentive Plan authorizes the grant of options and other awards, including restricted stock, to executives. Option grants may be made from time to time. Option grants in 1997 were made based on various subjective factors, including individual performance contributions and expected future contributions as determined by the subcommittee. In granting options in 1997, the subcommittee of the Compensation Committee gave considerable weight to management's contributions to increased stock price.

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") limits the Company's deduction for compensation paid to the executive officers named in the Summary Compensation Table to $1 million unless certain requirements are met. The policy of the Compensation Committee with respect to section 162(m) is to establish and maintain a compensation program which will optimize the deductibility of compensation. In that regard, no executive officer received compensation in excess of $1 million during fiscal 1997. The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee's need for flexibility to respond to changing business conditions or by an executive officer's individual performance, to authorize compensation which may not, in a specific case, be fully deductible by the Company.

                            By The Compensation Committee of the Board of
                            Directors:
                            Howard A. Neckowitz
                            Gail E. Granton
                            Charles M. Dalfen
                            James J. Junewicz
                            Barry J. Volante

                           STOCK PERFORMANCE GRAPH

     The following graph compares the total return on the Common Stock with the cumulative total return on the Nasdaq Market Index--U.S. Companies (a broad market index) and the Nasdaq Telecommunications Index (an industry index) for the period from July 19, 1996, the date upon which the Common Stock was registered pursuant to Section 12 of the Exchange Act, through December 31, 1997. The comparison reflects the investment of $100 on July 19, 1996, and the reinvestment of dividends (if paid), in each of the Company's Common Stock (for which no dividends have been paid), the Nasdaq Market Index and the Nasdaq Telecommunications Index (an industry index). The stock price performance of the Company reflected in this comparison is not necessarily indicative of the future stock price performance of the Company's Common Stock.


                                             NASDAQ
                    PACIFIC GATEWAY    TELECOMMUNICATIONS    NASDAQ MARKET
                     EXCHANGE, INC.          INDEX               INDEX
                                                            - U.S. COMPANIES
7/19/96                  100.00              100.00              100.00
9/30/96                  231.37              108.00              113.68
12/31/96                 286.27              108.16              119.26
3/31/97                  196.08              100.53              112.8
6/30/97                  221.57              126.19              133.48
9/30/97                  306.86              146.49              156.06
12/31/97                 422.06              159.76              146.36

Assumes $100 Invested on July 19, 1996
Assumes Dividend Reinvested
Fiscal Year Ending December 31, 1997

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the outstanding Common Stock as of April 29, 1998 (unless otherwise indicated) by (i) each director of the Company, (ii) the Company's chief executive officer and the individuals serving as executive officers of the Company as of December 31, 1997 named in the table under "Compensation of Directors and Executive Officers--Summary Compensation Table" and (iii) all directors and executive officers of the Company as of April 29, 1998 as a group.

                                                  Shares of     Percentage
                                                    Common         of
                                                    Stock       Outstanding
                                                 Beneficially     Shares
                                                  Owned(1)       Owned(1)
                                                 ------------   -----------

Directors and Executive Officers
Howard A. Neckowitz(2).......................    3,922,948         20.4%

Gail E. Granton(3)...........................      867,494          4.5%

Charles M. Dalfen(4).........................       16,000          *

James J. Junewicz(5).........................       15,000          *

Barry J. Volante(6)..........................        5,000          *

Anderson(7)..................................      184,245          *

Robert F. Craver(8)..........................      139,295          *

Fred A. Weismiller(9)........................      105,810          *

All directors and executive officers as a group
     (9 persons)(10).........................     4,443,574        23.0%

Additional 5% Stockholders
Ronald Jensen(11)............................    1,230,760         6.4%
   United Insurance Companies, Inc.
   5215 North O'Connor Boulevard
   Suite 300
   Irving, Texas 75039

KDD America, Inc.(12)........................    1,800,000          9.4%
   201 3rd Street, Suite 911
   San Francisco, California 94103

Nicholas-Applegate Capital Management(13)....    1,103,600         5.8%
   600 West Broadway, 29th Floor
   San Diego, California 92101

Pilgrim Baxter & Associates, Ltd.(14).........   1,136,600         5.9%
   825 Duportail Road
   Wayne, Pennsylvania 19087

_____________

 *   Less than 1%

(1) Calculated pursuant to Rule 13d-3 under the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 29, 1998, are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 1,330,760 shares held by Ronald L. Jensen and the Ronald L. Jensen Foundation Charitable Trust for which Mr. Neckowitz has been given an irrevocable proxy to vote such shares until July 31, 2003 or until either party terminates the arrangement pursuant to the terms of the agreement or, if earlier, the date on which Mr. Neckowitz becomes unable to perform his duties as an officer of the Company due to his voluntary resignation, termination for cause, long-term disability, physical incapacity or death. In addition, Mr. Neckowitz believes that he has been promised proxies to vote all shares held by Mr. Jensen's adult children, which would include approximately 1,540,680 shares. Also includes (1) 23,141 shares held by the Genisis Foundation, a charitable trust of which Mr. Neckowitz is a co-trustee, (2) 119,640 shares held by Mr. Neckowitz's wife, (3) 96,045 shares held by the Howard A. and Cheryl Neckowitz 1997 Trust of which Mr. Neckowitz is co-trustee, (4) 812,318 shares held by Gail Granton and (5) 14,000 shares held by the Granton Foundation. The shares held by the Genisis Foundation, Mr. Neckowitz's wife, the Howard A. Neckowitz and Cheryl Neckowitz 1997 Trust, Ms. Granton and the Granton Foundation are subject to an irrevocable proxy granting Mr. Neckowitz the right to vote such shares. Also includes

     88,235 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(3) Includes 14,000 shares held by the Granton Foundation, a charitable trust of which she is the trustee. Ms. Granton has granted an irrevocable proxy to Mr. Neckowitz to vote the shares owned by Ms. Granton and the Granton Foundation. Also includes 41,176 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(4) Includes 15,000 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(5) Represents shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(6) Represents shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(7) Includes 25,625 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(8) Includes 26,250 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(9) Includes 96,660 shares held by the Weismiller Family Trust of which Mr. Weismiller is co-trustee. The shares held by the Weismiller Family Trust are subject to an irrevocable proxy granting Mr. Weismiller the right to vote such shares. Also includes 9,150 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(10) Information provided is for the individuals who were directors and executive officers of the Company on April 29, 1998 and includes 238,936 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 28, 1998.

(11) Excludes shares held by Mr. Jensen's adult children Julie J. Jensen, Jeffrey J. Jensen, Janet J. Jensen, James J. Jensen and Jami J. Jensen and by certain trusts and foundations of which Mr. Jensen's adult children are trustees. Mr. Jensen's adult children beneficially owned an aggregate of 3,570,375 shares as of December 31, 1997 as reported on Schedule 13G as filed with the Securities and Exchange Commission on February 13, 1998. The Company's transfer agent reports that, as of April 27, 1998, Mr. Jensen's adult children (including shares owned by affiliated foundations) were the record owners of 1,540,680 shares. As reported on
      Schedule 13G, Mr. Jensen disclaims beneficial ownership of all shares beneficially owned by his adult children. Also excludes shares held by certain employees of companies associated with Mr. Jensen and 100,000 shares held by the Ronald L. Jensen Foundation Charitable Trust. Mr. Jensen has entered into an Irrevocable Proxy and Voting Agreement with Mr. Neckowitz granting Mr. Neckowitz the right to vote all of Mr. Jensen's shares in the Company until July 31, 2003, however, either party may terminate the agreement after July 31, 1999 by giving the other party eighteen months' advance written notice (the earliest notice date is July 31, 1999 for a termination of January 21, 2001). The agreement is null and void if Mr. Neckowitz becomes unable to perform his duties as an officer of the Company due to his voluntary resignation, termination for cause, long-term disability, physical incapacity or death.

(12)  Share ownership current as of December 31, 1997 as reported on
      Schedule 13G filed with the Securities and Exchange Commission on March 23, 1998.

(13) Share ownership current as of December 31, 1997 as reported on Schedule 13G filed with the Securities and Exchange Commission on February 3, 1998.

(14)     Share ownership current as of December 31, 1997 as reported on
         Schedule 13G filed with the Securities and Exchange Commission on February 12, 1998.


Item 13.     Certain Relationships and Related Transactions

   The Company has entered into indemnification agreements with its directors and officers. Such agreements require the Company to indemnify such individuals and are, in some cases, broader than the specific indemnification provisions contained in the Delaware Law.

   Ronald Jensen has entered into an Irrevocable Proxy and Voting Agreement with Mr. Neckowitz granting Mr. Neckowitz the right to vote all of Mr. Jensen's shares, 1,330,760 shares on April 6, 1998, in the Company until July 31, 2003; however, either party may terminate the agreement after July 31, 1999 by giving the other party eighteen months' advance written notice (the earliest notice date is July 31, 1999 for a termination of January 21, 2001). The agreement is null and void if Mr. Neckowitz becomes unable to perform his duties as an officer of the Company due to his voluntary resignation, termination for cause, long-term disability, physical incapacity or death.

   Ronald Jensen, the beneficial holder of 6.4% of the Company's stock, beneficially owns 22.3% of the outstanding stock of AvTel Communication, Inc. ("AvTel"), according to AvTel's proxy statement filed with the Securities and Exchange Commission on April 27, 1998. According to AvTel's proxy statement, Mr. Jensen's adult children are also significant stockholders of AvTel, owning an aggregate 45.9% of AvTel's outstanding stock and Mr. Jeffrey Jensen, one of Mr. Jensen's sons, is a director of AvTel. In addition, Mr. Neckowitz, Ms. Granton and Mr. Anderson own shares of AvTel. AvTel acquired Matrix Telecom, Inc. ("Matrix") pursuant to an exchange transaction on December 1, 1997. Prior to such acquisition, the individuals listed above were Matrix stockholders. The Company recorded revenues from sales of telecommunication services to Matrix of approximately $15.5 million during fiscal 1997, accounting for approximately 5.1% of the Company's revenues. In the fourth quarter of 1997, Matrix accounted for 3.6% of the Company's revenues.

   In connection with the Company's public offering of common stock in July 1996, the Company sold 1,800,000 shares, or approximately 9.5% of the outstanding shares, directly to KDD America, Inc. ("KDD America"), a subsidiary of Kokusai Denshin Denwa, an international telecommunications carrier based in Japan ("KDD Japan"). At that time, the Company and KDD Japan entered into a seven-year cooperation agreement that contemplates joint projects in the communications field, including joint product development in new services, such as video teleconferencing, imaging and Internet services together with related technical support and assistance; joint marketing arrangements to promote small and medium-size business and retail and ethnic marketing programs; continuing exchange of traffic; assistance by KDD Japan to the Company with respect to the Company's business in Asia; and sharing of information by the Company and KDD Japan regarding the telecommunications market and industry in the United States and Japan, respectively. During fiscal 1997, the Company made net payments to KDD Japan, reduced by amounts owed to the Company by KDD Japan, of approximately $3.7 million in connection with exchanging traffic.

   The Company obtains legal services from Mayer, Brown & Platt, the law firm of which James J. Junewicz is a partner.

                                    Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

3.  Exhibits

             See Exhibit Index which is incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 30th day of April, 1998.

                                   PACIFIC GATEWAY EXCHANGE, INC.

                                   By:  /s/ Howard A. Neckowitz
                                             Howard A. Neckowitz
                                        President, Chief Executive Officer
                                          and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of April, 1998.



           Signature                                Title

                                          President, Chief Executive Officer
      /s/ Howard A. Neckowitz             and Chairman of the Board
  Howard A. Neckowitz                     (Principal Executive Officer)


                                          Executive Vice President,
      /s/ Gail E. Granton                 International Business Development
  Gail E. Granton                         and Director



      /s/ Sandra D. Grey                  Chief Financial Officer
  Sandra D. Grey                          (Principal Financial Officer)
                                          (Principal Accounting Officer)



     /s/ Charles M. Dalfen                Director
  Charles M. Dalfen



    /s/ James J. Junewicz                 Director
  James J. Junewicz



    /s/ Barry J. Volante                  Director
  Barry J. Volante


                                Exhibit Index

Exhibit
Number                            Description                                              Method of Filing

3.1             Amended and Restated Certificate of Incorporation, as           Incorporated by reference to
                amended May 20, 1997                                            Quarterly Report on Form 10-Q
                                                                                for the quarter ended June 30,
                                                                                1997 (No. 000-21043)
3.2             Amended and Restated Bylaws, as amended December 30,            Previously Filed
                1997
4.1             Specimen Certificate for Common Stock                           Incorporated by reference to
                                                                                Registration Statement on form S-1
                                                                                (No. 33-80191)
4.2             Amended and Restated Certificate of Incorporation, as           Incorporated by reference to
                amended May 20, 1997                                            Quarterly Report on Form 10-Q
                                                                                for the quarter ended June 30,
                                                                                1997 (No. 000-21043)
4.3             Rights Agreement dated as of November 17, 1997, between         Incorporated by reference to Form
                the Company and Norwest Bank Minnesota, N.A. as Rights          8-K filed November 21, 1997
                Agent                                                           (No. 000-21043)
10.1            Form of Indemnification Agreement for directors and             Previously Filed
                officers
10.2            1997 Long-Term Incentive Plan                                   Incorporated by reference to
                                                                                quarterly Report on Form 10-Q for
                                                                                the quarter ended June 30, 1997
                                                                                (No. 000-21043)
10.3            Employee Stock Purchase Plan                                    Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.4.1          Proxy dated December 10, 1994 by Julie J. Jensen                Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.4.2          Proxy dated December 10, 1994 by Jeffrey J. Jensen              Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.4.3          Proxy dated December 10, 1994 by Janet Jensen Kreiger           Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.4.4          Proxy dated December 10, 1994 by James J. Jensen                Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)






Exhibit
Number                            Description                                   Method of Filing

10.4.5          Proxy dated December 10, 1994 by Jami J. Jensen                 Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.4.6          Proxy dated May 10, 1996 by Gail E. Granton                     Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.4.7          Proxy dated June 10, 1996 by Ronald L. Jensen                   Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)

10.5.1          Employment Agreement dated October 1, 1995 between              Incorporated by reference to
                Howard A. Neckowitz and Pacific Gateway Exchange, Inc.          Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.5.2          Employment Agreement Dated October 1, 1995 between              Incorporated by reference to
                Gail E. Granton and Pacific Gateway Exchange, Inc.              Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.5.3          Employment Agreement dated as of October 1, 1995                Incorporated by reference to
                between Ronald D. Anderson and Pacific Gateway                  Registration Statement on Form S-1
                Exchange, Inc.                                                  (No. 33-80191)
10.5.4          Employment Agreement dated October 1, 1995 between              Incorporated by reference to
                Robert F. Craver and Pacific Gateway Exchange, Inc.             Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.5.5          Employment Agreement dated October 1, 1995 between              Incorporated by reference to
                Fred A. Weismiller and Pacific Gateway Exchange, Inc.           Annual Report on Form 10-K for
                                                                                the year ended December 31, 1996
                                                                                (No. 000-21043)
10.5.6          Restricted Stock Award Agreement dated December 30,             Previously Filed
                1997 between Howard A. Neckowitz and Pacific Gateway
                Exchange, Inc.
10.6            Telephone Service dated May 1, 1995 between Matrix              Incorporated by reference to
                Telecom, Inc. and Pacific Gateway Exchange, Inc.                Registration Statement on Form S-1
                                                                                (No. 33-80191)
10.7            Agreement for Billing Services dated November 24, 1995          Incorporated by reference to
                Between Matrix Telecom, Inc. and Pacific Gateway                Registration Statement on Form S-1
                Exchange, Inc.                                                  (No. 33-80191)
10.8            Form of Stock Purchase Agreement with KDD                       Incorporated by reference to
                                                                                Registration Statement on Form S-1
                                                                                (No. 33-80191)
21.1            Subsidiaries                                                    Previously Filed
23.1            Consent of Independent Accountants                              Previously Filed
23.2            Consent of Independent Accountants                              Filed with this document
27.1            Financial Data Schedule                                         Previously Filed








EXHIBIT 23.2



                        CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Pacific Gateway Exchange, Inc. on Form S-8 (File No. 333-24833) of our report dated February 16, 1998, on our audits of the consolidated financial statements and the financial statement schedules of Pacific Gateway
Exchange, Inc. as of December 31, 1997 and 1996, and for the years ended
December 31, 1997, 1996, and 1995, which report is included in this Annual
Report on Form 10-K, amended by Form 10-K/A Amendment No. 1.

                                            /s/ COOPERS & LYBRAND L.L.P.

San Francisco, California
April 30, 1998




