Form 10-Q
period 1998-03-31
PACIFIC GATEWAY EXCHANGE INC
filed 1998-05-15
CIK 1004967

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED March 31, 1998


                     COMMISSION FILE NUMBER   000-21043


                       PACIFIC GATEWAY EXCHANGE, INC.
                       ------------------------------
           (Exact Name of Registrant as Specified in its Charter)



                  Delaware                         94-3134065

          (State of Other Jurisdiction            (IRS Employer
         of Incorporation or Organization)    Identification Number)


         533 Airport Blvd, Suite 505, Burlingame, California, 94010

        (Address of Principal Executive Offices)    (Zip Code)

Registrant's Telephone Number, Including Area Code (650)    375 6700
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


                              Yes    X     No
                                   _____     ______


As of April 30, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,114,111

                       PACIFIC GATEWAY EXCHANGE, INC.


                              TABLE OF CONTENTS
                              -----------------
                                                                          Page
                                                                          ----
Part I -FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated condensed balance sheets as of
        March 31, 1998 and December 31, 1997                                1

        Consolidated condensed statements of income
        for the three-month periods ended
        March 31, 1998 and 1997                                             2

        Consolidated condensed statements of cash flows
        for the three-month periods ended
        March 31, 1998 and 1997                                             3

        Notes to consolidated condensed financial statements                4

Item 2: Management's discussion and analysis
        of financial condition and results
        of operations                                                       6


Part II - OTHER INFORMATION

Item 1: Legal Proceedings                                                   9

Item 2: Changes in Securities and Use of Proceeds                           9

Item 3: Defaults upon Senior Securities                                     9

Item 4: Submission of matters to a vote of security holders                 9

Item 5: Other information                                                   9

Item 6: Exhibits and reports on Form 8-K                                    9



Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)
                                                                                   (Unaudited)
                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1998             1997
                                                                                     ---------        ---------
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................................       $  31,383        $  43,850
Accounts receivable, net of allowance for doubtful accounts
      of $3,610 in 1998 and $2,230 in 1997 ...................................          64,486           62,313
Accounts receivable, related party ...........................................            --               --
Prepaid expenses .............................................................              23              511
Other current assets .........................................................           1,806            1,769
                                                                                     ---------        ---------
             Total current assets ............................................          97,698          108,443
Property and equipment, net ..................................................          68,562           61,433
Investment in companies ......................................................           5,188              184
Deposits and other assets ....................................................           2,191            1,557
                                                                                     ---------        ---------
             Total assets ....................................................       $ 173,639        $ 171,617
                                                                                     =========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .............................................................       $  80,348        $  87,949
Accrued liabilities ..........................................................           4,015            3,733
Income taxes payable .........................................................           3,119            1,491
Other liabilities ............................................................           3,045            1,871
                                                                                     ---------        ---------
             Total liabilities ...............................................          90,527           95,044
                                                                                     ---------        ---------
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, authorized
      5,000,000 shares, no shares issued .....................................            --               --
Common stock, $.0001 par value, authorized 50,000,000 shares, issued 19,257,671 shares, outstanding 19,114,111 shares
      in 1998 and issued 19,216,710 shares, outstanding 19,073,150
      shares in 1997 .........................................................               2                2
Additional paid in capital ...................................................          63,021           60,849
Deferred compensation-restricted stock .......................................          (4,031)          (4,134)
Foreign currency translation .................................................              34                2
Retained earnings ............................................................          24,486           20,254
Common stock held in treasury, at cost
      (143,560 shares in 1997 and 1996) ......................................            (400)            (400)
                                                                                     ---------        ---------
             Total stockholders' equity ......................................          83,112           76,573
                                                                                     ---------        ---------
             Total liabilities and stockholders' equity ......................       $ 173,639        $ 171,617
                                                                                     =========        =========

    See Accompanying Notes to Consolidated Condensed Financial Statements


                        PACIFIC GATEWAY EXCHANGE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (in thousands, except net income per share)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 --------------------------
                                                                   1998             1997
                                                                 ---------        ---------
                                                                       (Unaudited)
Revenues .................................................       $ 105,072        $  47,524
Revenues - related party .................................            --              3,927
                                                                 ---------        ---------
           Total revenues ................................         105,072           51,451
Cost of long distance services ...........................          89,241           43,141
                                                                 ---------        ---------
           Gross margin ..................................          15,831            8,310
Selling, general and administrative expenses .............           7,562            3,825
Depreciation .............................................           1,963              853
                                                                 ---------        ---------
           Total operating expenses ......................           9,525            4,678
                                                                 ---------        ---------
           Operating income ..............................           6,306            3,632
Other (income) expense, net ..............................              98             --
Interest (income) expense, net ...........................            (613)            (488)
                                                                 ---------        ---------
     Income before income taxes ..........................           6,821            4,120
Provision for income taxes ...............................           2,445            1,658
                                                                 ---------        ---------
           Net income ....................................       $   4,376        $   2,462
                                                                 =========        =========
           Net income per share, basic ...................       $    0.23        $    0.13
                                                                 =========        =========
           Net income per share, diluted .................       $    0.22        $    0.13
                                                                 =========        =========

    See Accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                                                              THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                        ------------------------
                                                                                          1998             1997
                                                                                        --------        --------
                                                                                               (Unaudited)
OPERATING ACTIVITIES:
Net Income ......................................................................       $  4,376        $  2,462
Adjustments to net income:
     Depreciation ...............................................................          1,963             853
     Stock compensation expense .................................................            152            --
     Bad debts provision ........................................................          1,372             750
     Equity in net loss of affiliated companies .................................             96            --
     Changes in operating assets and liabilities:
        Accounts receivable .....................................................         (3,655)         (4,975)
        Accounts receivable, related party ......................................           --               502
        Prepaid expenses ........................................................            488             (72)
        Deposits and other assets ...............................................           (310)           (309)
        Accounts payable ........................................................         (7,605)           (457)
        Accrued liabilities .....................................................            282            (519)
        Federal income taxes payable (recoverable) ..............................          1,706            (732)
        Other liabilities .......................................................            993              98
                                                                                        --------        --------
     Net cash used in operating activities ......................................           (142)         (2,399)
                                                                                        --------        --------
INVESTING ACTIVITIES:
Purchase of property and equipment ..............................................         (9,098)         (8,771)
Purchase of investment ..........................................................         (3,300)           --
                                                                                        --------        --------
Net cash used in investing activities ...........................................        (12,398)         (8,771)
                                                                                        --------        --------
FINANCING ACTIVITIES:
Exercise of stock options .......................................................             73             183
Other ...........................................................................           --               (46)
                                                                                        --------        --------
Net cash provided by financing activities .......................................             73             137
                                                                                        --------        --------
Net decrease in cash and cash equivalents .......................................        (12,467)        (11,033)
Cash and cash equivalents at beginning of the period ............................         43,850          45,563
                                                                                        --------        --------
Cash and cash equivalents at end of the period ..................................       $ 31,383        $ 34,530
                                                                                        ========        ========
Supplemental data for non-cash investing
  and financing activities:
Common stock issued to investee .................................................       $  1,800        $   --


          See Accompanying Notes to Consolidated Condensed Financial Statements

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) GENERAL
-----------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1997. The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     In accordance with American Institute of Certified Public Accountants Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", during the first quarter of 1998, the Company began capitalizing costs associated with developing computer software for internal use.

     Certain prior-year amounts have been reclassified to conform to the 1998 financial statement presentation.


(2)  ACQUISITIONS
-----------------

     On February 13, 1998, the Company purchased of 16.6% of Ekonom S.A. de C.V., a Mexican multimedia company existing under the laws of the United Mexican States, for $3,300,000 in cash and $1,800,000 in Pacific Gateway's stock. The Company's investment in Ekonom is accounted for under the cost method.


(3)  EARNINGS PER SHARE
-----------------------

                                                    INCOME                  SHARES               PER-SHARE
(in thousands, except per share amounts)          (NUMERATOR)           (DENOMINATOR)              AMOUNT
  THREE MONTHS ENDED MARCH 31, 1998
BASIC EPS:
Income available to common stockholders                 $4,376                   19,018                 $0.23
Effect of stock-based compensation                                                  912
                                              ----------------      -------------------      ----------------
DILUTED EPS                                             $4,376                   19,930                 $0.22
                                              ================      ===================      ================
  THREE MONTHS ENDED MARCH 31, 1997
BASIC EPS:
Income available to common stockholders                 $2,462                   18,938                 $0.13
Effect of stock-based compensation                                                  540
                                              ----------------      -------------------      ----------------
DILUTED EPS                                             $2,462                   19,478                 $0.13
                                              ================      ===================      ================

(4)  COMPREHENSIVE INCOME
-------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments. In accordance with the adoption of SFAS No. 130, for the three months ended March 31, 1998, total other comprehensive income consisted of foreign currency translation totaling approximately $32,000.



(5)  NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the disclosure impact of adopting this new standard. The disclosures prescribed by SFAS No. 131 must be made for the full year financial statements for the year ended December 31, 1998.

     In March 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87. The Company currently does not have a pension or other post retirement benefit plan. Therefore, SFAS No. 132 will not be applicable to the Company.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and future developments in the telecommunications industry, are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities such as undersea fiber optic cable or in the feasibility of building such facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings; (xiii) concentration of credit risk; or (xiv) natural disasters and catastrophic events. The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                           ---------------------------------
                                                  1998               1997
                                           ----------------    -------------
 Total revenues                                      100.0 %          100.0 %
 Cost of long distance services                       84.9 %           83.8 %
                                           ----------------    -------------
            Gross margin                              15.1 %           16.2 %
 Selling, general and administrative                   7.2 %            7.4 %
  expenses
 Depreciation                                          1.9 %            1.7 %
                                           ----------------    -------------
            Total operating expenses                   9.1 %            9.1 %
                                           ----------------    -------------
            Operating income                           6.0 %            7.1 %
 Other (income) expense, net                           0.1 %             -  %
 Interest (income) expense, net                       (0.6)%           (0.9)%
                                           ----------------    -------------
    Income before income taxes                         6.5 %            8.0 %
 Provision for income taxes                            2.3 %            3.2 %
                                           ----------------    -------------
            Net income                                 4.2 %            4.8 %
                                           ================    =============

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

REVENUES:    Total revenues in the three months ended March 31, 1998 increased
104% to $105.1 million from $51.5 million in the three months ended March 31, 1997 and increased 1% from $104.0 million in the last quarter ended December 31, 1997. The increase from the quarter ended March 31, 1997 was the result of several factors, including an increase in the number of operating agreements to 43 at March 31, 1998 from 32 at March 31, 1997. The number of wholesale carrier
customers increased to 146 at March 31, 1998 from 78 at March 31, 1997.   In
addition, revenues from the Company's retail customers were $3.0 for the quarter ended March 31, 1998. As a result, total minutes increased 79.8% from the three months ended March 31, 1997, while the average price per minute charged to customers improved to $0.30 in the three months ended March 31, 1998, compared to $0.28 in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S. and increases in the incidental U.S. domestic terminating traffic are factors influencing the average customer price per minute. During the first quarter of 1998 (as in all prior quarters), Pacific Gateway sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as the Company charges the foreign carrier to terminate calls in the United States, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.


GROSS MARGIN: As a percentage of revenue, gross margin was 15.1% in the current period down slightly from 16.2% in the prior period. The decrease in margin resulted from higher fixed costs due to offshore start-ups and reconfiguring of the U.S. network. The cost of long distance service increased to $89.2 million in the three months ended March 31, 1998 from $43.1 million in the three months ended March 31, 1997. This increase in costs represents continued growth in outbound traffic on new and existing routes.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of revenues were 7.2% in the three months ended March 31, 1998, down slightly from 7.4% in the same period in the prior year. Actual expenses increased 97.7% to $7.6 million in the three months ended March 31, 1998 from $3.8 million in the three months ended March 31, 1997. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 107 at March 31, 1998 from 53 at March 31, 1997. The increase in sales commission expenses was primarily due to increased revenues.

DEPRECIATION:   Depreciation increased 130.1% to $2.0 million in the three months ended March 31, 1998 from $0.9 million in the three months ended March 31, 1997. Depreciation as a percentage of revenues was 1.9% of revenue for the three months ended March 31, 1998 and 1.7% for the same quarter last year. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired since March 31, 1997.

INCOME TAX:   Income taxes increased to $2.4 million in the three months ended
March 31, 1998 from $1.7 million in the three months ended March 31, 1997, primarily due to increased operating income. The effective tax rate was 40.0% in 1997 and 36.0% in 1998. The decrease in effective tax rate was attributable to earnings of certain non-U.S. subsidiaries. A portion of these earnings is intended to be reinvested indefinitely in operations outside the U.S.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its rapid growth, including its capital expenditures, through funds provided by operations and the funds from the public offering completed in the third quarter of 1996. Due to the timing differences in the international settlement process, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six-month lag in the international settlement process.

     Net cash used in operating activities was $0.1 million for the three months ended March 31, 1998 and $2.4 million for the quarter ended March 31, 1997.
This decrease was primarily a result of the greater cash generating net income as well as increases in income taxes payable and other liabilities that exceeded the decreases in accounts payable.

     Net cash used in investing activities was $12.4 million for the three months ended March 31, 1998 and $8.8 million for the three months ended March 31, 1997. The increase was due to the acquisition of 16.66% of Ekonom S.A. de C.V.("Ekonom"), a Mexican multimedia company for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock. Capital expenditures for the first quarter of 1998 were $9.1 million up slightly from $8.8 million in the first quarter of the prior year. Substantially all of these expenditures were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment.

     Net cash provided by financing activities was $0.1 million for the three months ended March 31, 1998 and $0.1 million for the three months ended March 31, 1997. Substantially all of these cash inflows were from the exercise of stock options.

     At March 31, 1998, the Company had outstanding commitments of $9.3 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. The Company believes that existing cash balances, together with cash provided by operating activities and other existing sources of liquidity, will be sufficient to meet its outstanding capital commitments and its expected capital expenditures and working capital needs through the end of 1998. However, the Company may raise additional funds through offerings of equity or debt securities or other financing arrangements to fund growth opportunities that management believes are beneficial to the Company.

                         PART II.   OTHER INFORMATION


Item 1.  Legal proceedings

         None


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended March 31, 1998. The Exhibits filed as part of this report are listed below:

         27  Financial Data Schedule

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.


Dated: May 15, 1998

                              By: /s/ Howard A. Neckowitz
                                 --------------------------------------------
                                 Howard A. Neckowitz
                                 President and CEO
                                 (Authorized Signatory)


                              By: /s/ Sandra Grey
                                 --------------------------------------------
                                 Sandra Grey
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)