Form 10-Q
period 1998-06-30
PACIFIC GATEWAY EXCHANGE INC
filed 1998-08-14
CIK 1004967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 1998

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

Registrant's Telephone Number, Including Area Code (650) 375 6700
                                                   --------------

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

As of July 31, 1998, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,144,686

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                      Page
                                                                      ----
Part I -  FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated condensed balance sheets as of
          June 30, 1998 and December 31, 1997                         1

          Consolidated condensed statements of income
          for the three-month and six-month periods ended
          June 30 , 1998 and 1997                                     2

          Consolidated condensed statements of cash flows
          for the six-month period ended
          June 30 , 1998 and 1997                                     3

          Notes to consolidated condensed financial statements        4

Item 2:   Management's discussion and analysis
          of financial condition and results
          of operations                                               6


Part II - OTHER INFORMATION

Item 1:   Legal Proceedings                                           10

Item 2:   Changes in Securities and Use of Proceeds                   10

Item 3:   Defaults upon Senior Securities                             10

Item 4:   Submission of matters to a vote of security holders         10

Item 5:   Other information                                           10

Item 6:   Exhibits and reports on Form 8-K                            11

Item 1.   Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                     (Unaudited)
                                                                       June 30,     December 31,
                                                                         1998          1997
                                                                     ------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                                             $ 31,265       $ 43,850
Accounts receivable, net of allowance for doubtful accounts
   of $3,314 in 1998 and $2,230 in 1997                                 83,109         62,313
Accounts receivable, related party                                          -              -
Prepaid expenses                                                           872            511
Other current assets                                                        -           1,769
                                                                      --------       --------
        Total current assets                                           115,246        108,443
Property and equipment, net                                             71,085         61,433
Investment in companies                                                  5,149            184
Deposits and other assets                                                2,703          1,557
                                                                      --------       --------
        Total assets                                                  $194,183       $171,617
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                      $ 98,734       $ 87,949
Accrued liabilities                                                      3,974          3,733
Income taxes payable                                                       859          1,491
Other liabilities                                                        2,461          1,871
                                                                      --------       --------
        Total liabilities                                              106,028         95,044
                                                                      --------       --------
Commitment and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $.0001 par value, authorized
   5,000,000 shares, no shares issued                                       -              -
Common stock, $.0001 par value, authorized 70,000,000 shares, issued 19,288,246 shares, outstanding 19,144,686 shares
   in 1998 and issued 19,216,710 shares, outstanding 19,073,150
   shares in 1997                                                            2              2
Additional paid in capital                                              63,049         60,849
Deferred compensation-restricted stock                                  (3,927)        (4,134)
Foreign currency translation                                                60              2
Retained earnings                                                       29,371         20,254
Common stock held in treasury, at cost
   (143,560 shares in 1998 and 1997)                                      (400)          (400)
                                                                      --------       --------
        Total stockholders' equity                                      88,155         76,573
                                                                      --------       --------
        Total liabilities and stockholders' equity                    $194,183       $171,617
                                                                      ========       ========

     See Accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (in thousands, except net income per share)


                                                       Three Months              Six Months
                                                       Ended June 30,           Ended June 30,
                                                    --------------------     --------------------
                                                      1998        1997         1998        1997
                                                    --------     -------     --------    --------
                                                                     (Unaudited)
Revenues                                            $109,952     $59,404     $215,024    $106,928
Revenues - related party                                   -       3,782            -       7,709
                                                    --------     -------     --------    --------
     Total revenues                                  109,952      63,186      215,024     114,637
Cost of long distance services                        92,951      51,967      182,192      95,108
                                                    --------     -------     --------    --------
     Gross margin                                     17,001      11,219       32,832      19,529
Selling, general and administrative expenses           7,290       5,618       14,852       9,443
Depreciation                                           2,146       1,267        4,109       2,120
                                                    --------     -------     --------    --------
     Total operating expenses                          9,436       6,885       18,961      11,563
                                                    --------     -------     --------    --------
     Operating income                                  7,565       4,334       13,871       7,966
Other (income) expense, net                              496        (168)         594        (168)
Interest (income) expense, net                          (556)       (527)      (1,169)     (1,015)
                                                    --------     -------     --------    --------
  Income before income taxes                           7,625       5,029       14,446       9,149
Provision for income taxes                             2,740       1,987        5,185       3,645
                                                    --------     -------     --------    --------
     Net income                                     $  4,885     $ 3,042     $  9,261    $  5,504
                                                    ========     =======     ========    ========

     Net income per share, basic                    $   0.26     $  0.16     $   0.49    $   0.29
                                                    ========     =======     ========    ========

     Net income per share, diluted                  $   0.25     $  0.16     $   0.46    $   0.28
                                                    ========     =======     ========    ========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   Six Months
                                                                 Ended June 30,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
                                                                   (Unaudited)
Operating Activities:
Net income                                                   $  9,261      $  5,504
Adjustments to net income:
  Depreciation                                                  4,108         2,055
  Stock compensation expense                                      304           (17)
  Bad debts provision                                           1,204         1,499
  Equity in net loss of affiliated companies                      152             -
  Changes in operating assets and liabilities:
     Accounts receivable                                      (22,110)      (11,359)
     Accounts receivable, related party                             -           576
     Prepaid expenses                                            (361)          (56)
     Deposits and other assets                                    953          (868)
     Accounts payable                                          10,807         7,803
     Accrued liabilities                                          241           401
     Federal income taxes payable (recoverable)                  (554)       (2,247)
     Other liabilities                                            409           243
                                                             --------      --------
  Net cash used in operating activities                         4,414         3,534
                                                             --------      --------

Investing Activities:
Purchase of property and equipment                            (13,988)      (22,049)
Purchase of investment                                         (3,314)          222
                                                             --------      --------
Net cash used in investing activities                         (17,302)      (21,827)
                                                             --------      --------

Financing Activities:
Exercise of stock options                                         360           183
Other                                                             (57)          (78)
                                                             --------      --------
Net cash provided by financing activities                         303           105
                                                             --------      --------

Net decrease in cash and cash equivalents                     (12,585)      (18,188)
Cash and cash equivalents at beginning of the period           43,850        45,563
                                                             --------      --------
Cash and cash equivalents at end of the period               $ 31,265      $ 27,375
                                                             ========      ========

Supplemental data for non-cash investing
  and financing activities:
Common stock issued to investee                              $  1,800      $   -

See Accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) GENERAL
-----------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1997. The results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for future periods.

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


(3)  EARNINGS PER SHARE
-----------------------

                                                     INCOME                    SHARES                 PER-SHARE
(in thousands, except per share amounts)           (NUMERATOR)             (DENOMINATOR)                AMOUNT
        THREE MONTHS ENDED JUNE 30, 1998
BASIC EPS:
Income available to common stockholders               $4,885                   19,060                    $0.26
Effect of stock-based compensation                                                874
                                                 --------------          --------------             --------------
DILUTED EPS                                           $4,885                   19,934                    $0.25
                                                 ==============          ==============             ==============

        THREE MONTHS ENDED JUNE 30, 1997
BASIC EPS:
Income available to common stockholders               $3,042                   18,938                    $0.16
Effect of stock-based compensation                                                622
                                                 --------------          --------------             --------------
DILUTED EPS                                           $3,042                   19,560                    $0.16
                                                 ==============          ==============             ==============

        SIX MONTHS ENDED JUNE 30, 1998
BASIC EPS:
Income available to common stockholders               $9,261                   19,041                    $0.49
Effect of stock-based compensation                                                890
                                                 --------------          --------------             --------------
DILUTED EPS                                           $9,261                   19,931                    $0.46
                                                 ==============          ==============             ==============

        SIX MONTHS ENDED JUNE 30, 1997
BASIC EPS:
Income available to common stockholders               $5,504                   18,938                    $0.29
Effect of stock-based compensation                                                675
                                                 --------------          --------------             --------------
DILUTED EPS                                           $5,504                   19,613                    $0.28
                                                 ==============          ==============             ==============

(4)  COMPREHENSIVE INCOME
-------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments. In accordance with the adoption of SFAS No. 130, total other comprehensive income consisted of foreign currency translation totaling approximately $32,000 and $58,000 for the three- and six-month period ending June 30, 1998 respectively.


(5)  NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the disclosure impact of adopting this new standard. The disclosures prescribed by SFAS No. 131 will be made for the full year financial statements for the year ended December 31, 1998.

     In March 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87. The Company currently does not have a pension or other postretirement benefit plan. Therefore, SFAS No. 132 will not be applicable to the Company.


(6)  CONTINGENCIES
------------------

     The Company currently has operating subsidiaries in foreign locations including U.K., New Zealand and Russia. The Company's operations are subject to certain risks, such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs, taxes and other trade barriers, as well as political and economic instability. Subsequent to June 30, 1998, the Company's Russian subsidiary, Rustelnet, was notified by the Russian local tax authorities of a potential local tax liability. The management of Rustelnet has advised the Company that Rustelnet has strong defenses and intends to defend itself vigorously in this matter, since the Company follows policies that are consistent with tax practices utilized in the Russian telecommunications industry. Although no assurances are possible, the Company does not believe that this development will have a material adverse effect on its financial condition or results of operations.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and future developments in the telecommunications industry, are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities such as undersea fiber optic cable or in the feasibility of building such facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings; (xiii) concentration of credit risk; (xiv) natural disasters and catastrophic events, or (xv) opportunities for (and problems resulting from) the acquisition of other companies or offshore facilities. The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                      Three Months                         Six Months
                                                     Ended June 30,                       Ended June 30,
                                             -------------------------------      -------------------------------
                                                 1998               1997             1998               1997
                                             -----------        -----------       -----------        -----------
Total Revenues                                    100.0%             100.0%            100.0%             100.0%
 Cost of long distance services                    84.5%              82.2%             84.7%              83.0%
                                             -----------        -----------       -----------        -----------
       Gross margin                                15.5%              17.8%             15.3%              17.0%
Selling, general and administrative
 expenses                                           6.6%               8.9%              6.9%               8.2%

Depreciation                                        2.0%               2.0%              1.9%               1.9%
                                             -----------        -----------       -----------        -----------
       Total operating expenses                     8.6%              10.9%              8.8%              10.1%
                                             -----------        -----------       -----------        -----------
       Operating income                             6.9%               6.9%              6.5%               7.0%
Interest (income) expense, net                     -0.5%              -0.8%             -0.5%              -0.9%
Other (income) expense, net                         0.5%              -0.3%             28.0%              -0.2%
                                             -----------        -----------       -----------        -----------
       Income before income taxes                   6.9%               8.0%              6.7%               8.0%
Provision for income taxes                          2.5%               3.1%              2.4%               3.2%
                                             -----------        -----------       -----------        -----------
       Net income                                   4.4%               4.8%              4.3%               4.8%
                                             ===========        ===========       ===========        ===========

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES:    Total revenues for the three months ended June 30, 1998 increased
74% to $110.0 million from $63.2 million for the three months ended June 30, 1997 and increased 5% from $105.0 million in the quarter ended March 31, 1998. The increase from the quarter ended June 30, 1997 was the result of several factors. First, the Company increased the number of its operating agreements to 43 at June 30, 1998 from 37 at June 30, 1997. Second, the number of wholesale carrier customers increased to 153 at June 30, 1998 from 106 at June 30, 1997. Third, revenues from the Company's retail customers were $4.6 million for the quarter ended June 30, 1998. The Company was not engaged in the retail business for the quarter ended June 30, 1997. As a result of these factors, total minutes increased 70.1% from the three months ended June 30, 1997, while the average price per minute charged to customers improved slightly to $0.29 in the three months ended June 30, 1998, compared to $0.28 in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S. and increases in the incidental U.S. domestic terminating traffic influenced the average customer price per minute. During the second quarter of 1998 (as in all prior quarters), the Company sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as the Company charges the foreign carrier to terminate calls in the United States, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.

GROSS MARGIN: As a percentage of revenue, gross margin was 15.5% in the current three-month period, down from 17.8% in the same period in the prior year. The decrease in margin resulted from higher fixed costs due to offshore start-ups and reconfiguring of the U.S. network. The cost of long distance service increased to $93.0 million in the three months ended June 30, 1998 from $52.0 million in the three months ended June 30, 1997. This increase in costs represents continued growth in outbound traffic on new and existing routes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of revenues were 6.6% in the three months ended June 30, 1998, down from 8.9% in the same period in the prior year. Actual expenses increased 29.8% to $7.3 million in the three months ended June 30, 1998 from $5.6 million in the three months ended June 30, 1997. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly owned subsidiaries to 129 at June 30, 1998 from 67 at June 30, 1997. The increase in sales commission expenses was primarily due to increased revenues.

DEPRECIATION:   Depreciation increased 69.4% to $2.1 million in the three months ended June 30, 1998 from $1.3 million in the three months ended June 30, 1997. Depreciation as a percentage of revenues was 2.0% of revenue for the three months ended June 30, 1998 and 1997. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired since June 30, 1997.

INCOME TAX:   Income taxes increased to $2.7 million in the three months ended
June 30, 1998 from $2.0 million in the three months ended June 30, 1997, primarily due to increased operating income. The effective tax rate was 40.0% in 1997 and 36.0% in 1998. The decrease in effective tax rate was attributable to earnings of certain non-U.S. subsidiaries. A portion of these earnings is intended to be reinvested indefinitely in operations outside the U.S.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

REVENUES:    Total revenues for the six months ended June 30, 1998 increased 93%
to $215.0 million from $106.9 million in the six months ended June 30, 1997.
The increase was primarily the result of increased sales to existing customers, an increase in the number of operating agreements with foreign partners to 43 at June 30, 1998 from 37 at June 30, 1996, and an increase in the number of wholesale customers to 153 at June 30, 1998 from 106 at June 30, 1997. In addition, revenues from the Company's retail customers were $7.7 million for the six months ended June 30, 1998, while there were no retail revenues for the six months ended June 30, 1997.

GROSS MARGIN: As a percentage of revenue, gross margin was 15.3% for the first half of 1998, down from 17.0% for the first half of 1997. The decrease in margin resulted from higher fixed costs due to offshore start-ups and reconfiguring of the U.S. network. The cost of long distance service increased to $182.2 million in the six months ended June 30, 1998 from $95.1 million in the six months ended June 30, 1997. This increase in costs represents continued growth in outbound traffic on new and existing routes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of revenues were 6.9% in the six months ended June 30, 1998, down from 8.2% in the same period in the prior year. Actual expenses increased 57.3% to $14.9 million in the six months ended June 30, 1998 from $9.4 million in the six months ended June 30, 1997. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly owned subsidiaries to 129 at June 30, 1998 from 67 at June 30, 1997. The increase in sales commission expenses was primarily due to increased revenues.

DEPRECIATION:   Depreciation increased 93.8% to $4.1 million in the six months ended June 30, 1998 from $2.1 million in the six months ended June 30, 1997. Depreciation as a percentage of revenues was 1.9% of revenue for the six months ended June 30, 1998 and 1997. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired since June 30, 1997.

INCOME TAX:   Income taxes increased to $5.2 million in the six months ended
June 30, 1998 from $3.6 million in the six months ended June 30, 1997, primarily due to increased operating income. The effective tax rate was 39.8% in 1997 and 36.0% in 1998. The decrease in effective tax rate was attributable to earnings of certain non-U.S. subsidiaries. A portion of these earnings is intended to be reinvested indefinitely in operations outside the U.S.

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

     Net cash used in operating activities was $4.4 million for the six months ended June 30, 1998 and $3.5 million for the quarter ended June 30, 1997. This increase in cash used in operating activities was primarily a result of increased accounts receivable balances, which exceeded the cash inflow from greater cash generating net income and higher accounts payable balances.

     Net cash used in investing activities was $17.3 million for the six months ended June 30, 1998 and $21.8 million for the six months ended June 30, 1997. Capital expenditures for the first half of 1998 were $14.0 million, down from $22.0 million in the first half of the prior year. Capital expenditures in both 1997 and 1998 were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment. In addition, in the first quarter of 1998, the Company acquired 16.66% of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia company for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities was $0.3 million for the six months ended June 30, 1998 and $0.1 million for the six months ended June 30, 1997. Substantially all of these cash inflows were from the exercise of stock options.

     At June 30, 1998, the Company had outstanding commitments of $11.9 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. Since June 30, 1998, the Company has committed to purchase undersea fiber optic cable in the US-Japan cable network for $86 million. This investment is expected to be expended over the next two years and
funded through operating cash flows and existing cash balances.   The Company
believes that existing cash balances, together with cash provided by operating activities and other existing sources of liquidity, will be sufficient to meet its outstanding capital commitments and its expected capital expenditures and working capital needs through the end of 1998. However, the Company may raise additional funds through offerings of equity or debt securities or other financing arrangements to fund growth opportunities that management believes are beneficial to the Company.

                          PART II.   OTHER INFORMATION


Item 1.  Legal proceedings

         None


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on June 19, 1998.

         The following table sets forth information regarding the number of votes for, against, withheld, or abstaining and broker non-votes, with respect to each matter presented at the meeting.

         1.  Both nominees for Class I director were elected as follows:

             NOMINEES                         FOR               WITHHOLD

             Charles M. Dalfen            12,123,868            640,490
             Barry J. Volante             12,123,868            640,490

         2. The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from Fifty Million (50,000,000) to Seventy Million (70,000,000) shares was approved as follows:
                                                                     BROKER
                FOR             AGAINST                ABSTAIN       NON-VOTE
             11,573,546        1,185,312                5,550           0

         3. The selection of Coopers&Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1998 was approved as follow:


                                                                     BROKER
                FOR             AGAINST                ABSTAIN       NON-VOTE
             12,742,688          8,220                 13,550           50

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The Exhibits filed as part of this report are listed below:

     10.4    Proxy dated April 30, 1998 by Gail E. Granton, individually and as trustee of The Granton Foundation
     10.5.1  Employment Agreement effective January 1, 1998 between Howard A.
             Neckowitz and Pacific Gateway Exchange
     10.5.2  Employment Agreement effective January 1, 1998 between Gail E.
             Granton and Pacific Gateway Exchange
     10.5.3  Employment Agreement effective January 1, 1998 between Ronald D.
             Anderson and Pacific Gateway Exchange
     10.5.4  Employment Agreement effective January 1, 1998 between Robert F.
             Craver and Pacific Gateway Exchange
     10.5.5  Employment Agreement effective January 1, 1998 between Fred A.
             Weismiller and Pacific Gateway Exchange
     27      Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: August 14, 1998

                              By: /s/ Howard A. Neckowitz
                                 ---------------------------------------------
                                Howard A. Neckowitz
                                President and CEO
                                (Authorized Signatory)


                              By: /s/ Sandra Grey
                                 ---------------------------------------------
                                Sandra Grey
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)