Form 10-Q
period 1998-09-30
PACIFIC GATEWAY EXCHANGE INC
filed 1998-11-12
CIK 1004967

                      SECURITIES AND EXCHANGE COMMISSION
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED September 30, 1998

                      COMMISSION FILE NUMBER   000-21043

                        PACIFIC GATEWAY EXCHANGE, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                              94-3134065
  (State of Other Jurisdiction                    (IRS Employer
  of Incorporation or Organization)               Identification Number)

  533 Airport Blvd, Suite 505, Burlingame, California,       94010
       (Address of Principal Executive Offices)            (Zip Code)

     Registrant's Telephone Number, Including Area Code  (650) 375-6700
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

As of October 30, 1998, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,184,499

                        PACIFIC GATEWAY EXCHANGE, INC.



                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----
Part I -  FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated condensed balance sheets as of
        September 30, 1998 and December 31, 1997                        1

        Consolidated condensed statements of income
        for the three-month and nine-month periods ended
        September 30 , 1998 and 1997                                    2

        Consolidated condensed statements of cash flows
        for the nine-month periods ended
        September 30 , 1998 and 1997                                    3

        Notes to consolidated condensed financial statements            4

Item 2: Management's discussion and analysis
        of financial condition and results
        of operations                                                   6


Part II - OTHER INFORMATION

Item 1: Legal Proceedings                                               11

Item 2: Changes in Securities and Use of Proceeds                       11

Item 3: Defaults upon Senior Securities                                 11

Item 4: Submission of matters to a vote of security holders             11

Item 5: Other information                                               11

Item 6: Exhibits and reports on Form 8-K                                12

ITEM 1.  FINANCIAL STATEMENTS

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                (Unaudited)
                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   1998          1997
                                                                              --------------- ------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $ 31,471       $ 43,850
Accounts receivable, net of allowance for doubtful accounts
      of $3,503 in 1998 and $2,230 in 1997                                          86,219         62,313
Prepaid expenses                                                                     1,440            511
Income taxes receivable                                                              2,254              -
Other current assets                                                                 1,927          1,769
                                                                              --------------- ------------
             Total current assets                                                  123,311        108,443
Property and equipment, net                                                         85,819         61,433
Investment in companies                                                              6,610            184
Deposits and other assets                                                            1,739          1,557
                                                                              --------------- ------------
             Total assets                                                        $ 217,479      $ 171,617
                                                                              =============== ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                 $ 116,411       $ 87,949
Accrued liabilities                                                                  4,669          3,733
Income taxes payable                                                                     -          1,491
Other liabilities                                                                    2,213          1,871
                                                                              --------------- ------------
             Total liabilities                                                     123,293         95,044
                                                                              --------------- ------------
Commitments and contingencies (Note 6).

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, authorized
      5,000,000 shares, no shares issued                                                 -              -
Common stock, $.0001 par value, authorized 70,000,000 shares, issued 19,323,809 shares, outstanding 19,180,249 shares
      in 1998 and issued 19,216,710 shares, outstanding 19,073,150
      shares in 1997                                                                     2              2
Additional paid in capital                                                          64,226         60,849
Deferred compensation-restricted stock                                              (4,821)        (4,134)
Foreign currency translation                                                           147              2
Retained earnings                                                                   35,032         20,254
Common stock held in treasury, at cost
      (143,560 shares in 1998 and 1997)                                               (400)          (400)
                                                                              --------------- ------------
             Total stockholders' equity                                             94,186         76,573
                                                                              --------------- ------------
             Total liabilities and stockholders' equity                          $ 217,479      $ 171,617
                                                                              =============== ============

     See Accompanying Notes to Consolidated Condensed Financial Statements

                                                 PACIFIC GATEWAY EXCHANGE, INC.
                                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                           (in thousands, except net income per share)

                                                             THREE MONTHS                          NINE MONTHS
                                                          ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------------  -------------------------------------
                                                         1998              1997              1998               1997
                                                   ------------------ ---------------  ------------------ ------------------
                                                                                 (Unaudited)
 Revenues                                                  $ 124,853        $ 76,087           $ 339,877          $ 183,015
 Revenues - related party                                          -           3,910                   -             11,619
                                                   ------------------ ---------------  ------------------ ------------------
            Total revenues                                   124,853          79,997             339,877            194,634
 Cost of long distance services                              104,644          68,099             286,836            163,207
                                                   ------------------ ---------------  ------------------ ------------------
            Gross margin                                      20,209          11,898              53,041             31,427
 Selling, general and administrative expenses                 11,612           5,587              26,464             15,030
 Depreciation                                                  2,209           1,595               6,318              3,715
                                                   ------------------ ---------------  ------------------ ------------------
            Total operating expenses                          13,821           7,182              32,782             18,745
                                                   ------------------ ---------------  ------------------ ------------------
            Operating income                                   6,388           4,716              20,259             12,682
 Other (income) expense, net                                  (1,712)           (162)             (1,118)              (330)
 Interest (income) expense, net                                 (532)           (377)             (1,701)            (1,392)
                                                   ------------------ ---------------  ------------------ ------------------
      Income before income taxes                               8,632           5,255              23,078             14,404
 Provision for income taxes                                    2,980           1,965               8,165              5,610
                                                   ------------------ ---------------  ------------------ ------------------
            Net income                                       $ 5,652         $ 3,290            $ 14,913            $ 8,794
                                                   ================== ===============  ================== ==================

            Net income per share, basic                      $ 0.30          $ 0.17              $ 0.78             $ 0.46
                                                   ================== ===============  ================== ==================


            Net income per share, diluted                    $ 0.29          $ 0.17              $ 0.75             $ 0.45
                                                   ================== ===============  ================== ==================


          See Accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                               ----------------------------------
                                                                     1998                1997
                                                               ----------------    --------------
                                                                           (Unaudited)
OPERATING ACTIVITIES:
Net income                                                         $ 14,913            $ 8,794
Adjustments to net income:
     Depreciation                                                     6,318              3,715
     Stock compensation expense                                         456                 84
     Bad debts provision                                                620              1,829
     Equity in net income of affiliated companies                    (1,311)                 -
     Changes in operating assets and liabilities:
        Accounts receivable                                         (24,526)           (30,113)
        Accounts receivable, related party                                -                444
        Prepaid expenses                                               (929)               (26)
        Deposits and other assets                                      (387)            (1,217)
        Accounts payable                                             28,607             25,302
        Accrued liabilities                                             936              2,127
        Federal income taxes payable (recoverable)                   (3,745)            (1,385)
        Other liabilities                                               723                944
                                                               ----------------    --------------
     Net cash provided by operating activities                       21,675             10,498
                                                               ----------------    --------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                  (30,924)           (26,483)
Purchase of investment                                               (3,314)               222
                                                               ----------------    --------------
Net cash used in investing activities                               (34,238)           (26,261)
                                                               ----------------    --------------

FINANCING ACTIVITIES:
Exercise of stock options                                               491                528
Other                                                                   (57)              (154)
                                                               ----------------    --------------
Net cash provided by financing activities                               434                374
                                                               ----------------    --------------
Net decrease in cash and cash equivalents                           (12,129)           (15,389)
Cash and cash equivalents at beginning of the period                 43,850             45,563

                                                               ----------------    --------------
Cash and cash equivalents at end of the period                     $ 31,721           $ 30,174
                                                               ================    ==============

Supplemental data for non-cash investing
  and financing activities:
Common stock issued to investee                                     $ 1,800                $ -


    See Accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) GENERAL
-----------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1997. The results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for future periods.

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


(2)  ACQUISITIONS
-----------------

     On February 13, 1998, the Company purchased of 16.6% of Ekonom S.A. de C.V., a Mexican multimedia company existing under the laws of the United Mexican States, for $3,300,000 in cash and $1,800,000 in Pacific Gateway's common stock. The Company's investment in Ekonom is accounted for under the cost method.


(3)  EARNINGS PER SHARE
-----------------------

                                                    INCOME                  SHARES               PER-SHARE
(in thousands, except per share amounts)          (NUMERATOR)           (DENOMINATOR)              AMOUNT
Three Months Ended September 30, 1998
BASIC EPS:
Income available to common stockholders                $ 5,652                   19,065                 $0.30
Effect of stock-based compensation                                                  687
                                              ----------------      -------------------      ----------------
DILUTED EPS                                            $ 5,652                   19,752                 $0.29
                                              ================      ===================      ================

THREE MONTHS ENDED SEPTEMBER 30, 1997
BASIC EPS:
Income available to common stockholders                $ 3,290                   18,938                 $0.17
Effect of stock-based compensation                                                  759
                                              ----------------      -------------------      ----------------
DILUTED EPS                                            $ 3,290                   19,697                 $0.17
                                              ================      ===================      ================

     Nine Months Ended September 30, 1998
BASIC EPS:
Income available to common stockholders                $14,913                  19,056                $0.78
Effect of stock-based compensation                                                 868
                                              ----------------      -------------------      ----------------
DILUTED EPS                                            $14,913                  19,924                $0.75
                                              ================     ===================     ================

NINE MONTHS ENDED SEPTEMBER 30, 1997
BASIC EPS:
Income available to common stockholders                $ 8,794                  18,938                $0.46
Effect of stock-based compensation                                                 795
                                              ----------------      -------------------      ----------------
DILUTED EPS                                            $ 8,794                  19,733                $0.45
                                              ================     ===================     ================

(4)  COMPREHENSIVE INCOME
-------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments. In accordance with the adoption of SFAS No. 130, total other comprehensive income consisted of foreign currency translation gains totaling approximately $87,000 and $145,000 for the three- and nine-month period ending September 30, 1998, respectively.



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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS No. 133 must be made by the first quarter of the year 2000. Because the Company has not entered into derivative financial instruments, the implementation of SFAS No. 133 will not have an impact on the Company's consolidated results of operations, financial position or cash flows.

(6)  CONTINGENCIES
---  -------------

     The Company currently has operating subsidiaries in foreign locations including, the U.K., New Zealand and Russia. The location of these subsidiaries in foreign countries gives rise to particular risks, such as the possibility of unexpected and adverse changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs, taxes and other trade barriers, as well as general political and economic instability. During the third quarter, the Company's Russian subsidiary, Rustelnet, was notified by the Russian local tax authorities of a potential local tax liability. The management of Rustelnet has advised the Company that Rustelnet has strong defenses and intends to defend itself vigorously in this matter, and that Rustelnet follows policies that are consistent with tax practices utilized in the Russian telecommunications industry. Although no assurances are possible, the Company does not believe that this development will have a material adverse effect on its financial condition or results of operations.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and future developments in the telecommunications industry, are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities such as undersea fiber optic cable or in the feasibility of building such facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings; (xiii) concentration of credit risk; (xiv) natural disasters and catastrophic events; (xv) opportunities for (and problems resulting from) the acquisition of other companies or offshore facilities; or (xvi) the impact of the year 2000 issue and any related noncompliance. The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                Three Months                         Nine Months
                                                    Ended                               Ended
                                                September 30,                        September 30,
                                           ----------------------------     ----------------------------
                                               1998             1997            1998             1997
                                           -----------      -----------     -----------      -----------
Total Revenues                                   100.0%           100.0%          100.0%           100.0%
 Cost of long distance services                   83.8%            85.1%           84.4%            83.9%
                                           -----------      -----------     -----------      -----------
      Gross margin                                16.2%            14.9%           15.6%            16.2%
Selling, general and administrative
 expenses                                         9.3%              7.0%            7.8%             7.2%
Depreciation                                       1.8%             2.0%            1.9%             1.9%
                                           -----------      -----------     -----------      -----------
      Total operating expenses                    11.1%             9.0%            9.6%             9.6%
                                           -----------      -----------     -----------      -----------
      Operating income                             5.0%             5.9%            6.0%             6.5%
Interest (income) expense, net                    -0.4%            -0.2%           -0.5%            -0.2%
Other (income) expense, net                       -1.4%            -0.5%           -0.5%            -0.7%
                                           -----------      -----------     -----------      -----------
      Income before income taxes                   6.9%             6.6%            6.8%             7.4%
Provision for income taxes                         2.4%             2.5%            2.4%             2.9%
                                           -----------      -----------     -----------      -----------
      Net income                                   4.5%             4.1%            4.4%             4.5%
                                           ===========      ===========     ===========      ===========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
--------------------------------------------------------------
ENDED SEPTEMBER 30, 1997.
------------------------

REVENUES:    Total revenues for the three months ended September 30, 1998
--------
increased 56% to $124.9 million from $80.0 million for the three months ended September 30, 1997 and increased 14% from $110.0 million in the quarter ended June 30, 1998. The increase from the quarter ended September 30, 1997 was the result of several factors. First, the Company increased the number of its operating agreements to 44 at September 30, 1998 from 37 at September 30, 1997. Second, the number of wholesale carrier customers increased to 157 at September
30, 1998 from 115 at September 30, 1997.   Third, revenues from the Company's
retail customers were $5.5 million for the quarter ended September 30, 1998, while the Company was not engaged in the retail business for the quarter ended September 30, 1997. As a result of these factors, total minutes increased 60.3% from the three months ended September 30, 1997, while the average price per minute charged to customers declined slightly to $0.28 in the three months ended September 30, 1998, compared to $0.29 in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S. and increases in the incidental U.S. domestic terminating traffic influenced the average customer price per minute. During the third quarter of 1998 (as in all prior quarters), the Company sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as the Company charges the foreign carrier to terminate calls in the United States, declining rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, declining rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.

GROSS MARGIN:  As a percentage of revenue, gross margin was 16.2% in the current
------------
three-month period, an increase from 14.9% in the same period in the prior year. The increase in margin resulted from the reconfiguring of the U.S. network, which led to lower costs per minute of revenue and traffic from the Company's retail customers that yielded a higher profit margin. The cost of long distance service increased to $104.6 million in the three months ended September 30, 1998 from $68.1 million in the three months ended September 30, 1997. This increase in costs represents continued growth in outbound traffic on new and existing routes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and
--------------------------------------------
administrative expenses ("SG&A") as a percentage of revenues were 9.3% in the three months ended September 30, 1998, an increase from 7.8% in the same period in the prior year. Actual expenses increased to $11.6 million in the three months ended September 30, 1998 from $5.6 million in the three months ended
September 30, 1997.   During the third quarter of 1998, SG&A increased by $2.4
million to reflect commissions paid by the Company to its joint venture, PinTouch Telecom LLC. This increase in SG&A is offset by a corresponding increase in the Company's equity in earnings of PinTouch Telecom LLC , of $2.4 million which is included in Other (income)expense, net, the remaining increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly owned subsidiaries to 142 at September 30, 1998 from 71 at September 30, 1997. The increase in sales commission expenses was primarily due to increased revenues.

DEPRECIATION:   Depreciation increased 38.5% to $2.2 million in the quarter
------------
ended September 30, 1998 from $1.6 million in the quarter ended September 30, 1997. Depreciation as a percentage of revenues was 1.8% of revenue for the current quarter, and 2.0% for the same quarter in the prior year. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired since September 30, 1997.

INCOME TAX:   Income taxes increased to $3.0 million in the three months ended
----------
September 30, 1998 from $2.0 million in the three months ended September 30, 1997, primarily due to increased operating income. The effective tax rate was 37% in 1997 and 35% in 1998. The decrease in effective tax rate was attributable to earnings of certain non-U.S. subsidiaries. A portion of these earnings is intended to be reinvested indefinitely in operations outside the U.S.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
------------------------------------------------------------
ENDED SEPTEMBER 30, 1997.
------------------------

REVENUES:    Total revenues for the nine months ended September 30, 1998
--------
increased 75% to $339.9 million from $194.6 million in the nine months ended September 30, 1997. The increase was primarily the result of increased sales to existing customers, an increase in the number of operating agreements with foreign partners to 44 at September 30, 1998 from 37 at September 30, 1997, and an increase in the number of wholesale customers to 157 at September 30, 1998 from 115 at September 30, 1997. In addition, revenues from the Company's retail customers were $13.2 million for the nine months ended September 30, 1998, while there were no retail revenues for the nine months ended September 30, 1997.

GROSS MARGIN:  As a percentage of revenue, gross margin was 15.6% for the nine
------------
months ended September 30, 1998, a decrease of 0.6% from 16.2% for the same period in the prior year. The small decrease in margin resulted from higher fixed costs due to offshore start-ups and reconfiguring of the U.S. network.
The cost of long distance service increased to $286.8 million in the nine months ended September 30, 1998 from $163.2 million in the nine months ended September 30, 1997. This increase in costs represents continued growth in outbound traffic on new and existing routes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  Selling, general and
--------------------------------------------
administrative expenses as a percentage of revenues were 7.8% in the nine months ended September 30, 1998, a slight increase from 7.7% in the same period in the prior year. Actual expenses increased 76.1% to $26.5 million in the nine months ended September 30, 1998 from $15.0 million in the nine months ended September 30, 1997. In the third quarter of 1998, SG&A was increased by $2.4 million to reflect commissions paid to its joint venture, PinTouch Telecom LLC. This increase in SG&A is offset by a corresponding increase in the Company's equity in earnings of PinTouch Telecom LLC of $2.4 million which is included in Other (income)expense, net, the remaining increase was primarily due to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly owned subsidiaries to 142 at September 30, 1998 from 71 at September 30, 1997. The increase in sales commission expenses was primarily due to increased revenues.

DEPRECIATION:   Depreciation increased 70.0% to $6.3 million in the nine months
------------
ended September 30, 1998 from $3.7 million in the nine months ended September 30, 1997. Depreciation as a percentage of revenues was 1.9% of revenue for the nine months ended September 30, 1998 and 1997. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired since September 30, 1997.

INCOME TAX:   Income taxes increased to $8.2 million in the nine months ended
----------
September 30, 1998 from $5.6 million in the nine months ended September 30, 1997, primarily due to increased operating income. The effective tax rate was 39.8% in 1997 and 35.6% in 1998. The decrease in effective tax rate was attributable to earnings of certain non-U.S. subsidiaries. A portion of these earnings is intended to be reinvested indefinitely in operations outside the U.S.

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

     Net cash provided by operating activities was $21.7 million for the nine months ended September 30, 1998 and $10.5 million for the nine months ended September 30, 1997. This increase in cash provided by operating activities was primarily due to cash inflows from greater cash generating net income, payments received reducing accounts receivable balances and higher accounts payable balances which is partially offset by cash outflows from income tax payments.

     Net cash used in investing activities was $34.2 million for the nine months ended September 30, 1998 and $26.3 million for the nine months ended September 30, 1997. Capital expenditures for the nine months in 1998 were $30.9 million, an increase from $26.5 million in the same period in the prior year. Capital expenditures in both 1997 and 1998 were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment. In addition, in the first quarter of 1998, the Company acquired 16.66% of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia company, for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 1998 and 1997. Substantially all of these cash inflows were from the exercise of stock options.

     During October 1998, the Company signed a commitment letter from Bank of America, NT&SA and NationsBancMontgomery LLC as lead arranger for a one-year revolving line of credit of up to $30 million. This credit line will be used to fund the Company's purchase commitments, letters of credit, working capital and for general corporate purposes.

     At September 30, 1998, the Company had outstanding commitments of $160 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cable in the US-Japan cable network for $86 million and in TAT-14 cable system for $64 million. These cable commitments are expected to be expended over the next two years and funded through expected operating cash flows and existing cash balances and credit lines.

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

YEAR 2000 ISSUE

     The "Year 2000" issue affects the Company's internal computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures. The Year 2000 issue may also affect the systems and applications of the Company's vendors and customers.

     The Company has identified its Year 2000 risk in three categories: internal information systems; non-financial software; and external noncompliance by vendors and customers.

     Internal information systems.  The Company's internal information systems
     ----------------------------
were initially designed to be Year 2000 compliant. These systems, such as the Company's billing system, have been extensively tested in a simulated Year 2000 environment and were preliminarily determined to be in compliance. Additional tests will be conducted for final determination of Year 2000 compliance by mid-

1999. The costs associated with testing the Year 2000 compliance are not expected to be material to the Company's business, financial condition or results of operations.

     Non-financial software.  The Company is in the process of assessing the
     ----------------------
impact of the Year 2000 on its non-financial software, such as telecommunications switching equipment. The Company has conducted extensive tests on its significant non-financial software and has preliminarily determined it to be Year 2000 compliant. The Company intends to continue its testing for final determination of Year 2000 compliance by mid-1999. The costs associated with testing the Year 2000 compliance are not expected to be material to the Company's business, financial condition or results of operations.

     External noncompliance by vendors and customers.  The Company is in the
     -----------------------------------------------
process of preparing letters to send to its significant vendors and customers requesting a response from those third parties on their Year 2000 readiness with respect to information systems used by those entities which could impact business with the Company. There is no assurance, however, that full Year 2000 compliance will be achieved by such third parties or that the Company will receive assurances from such third parties. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to identify alternative and/or new vendors and customers who have demonstrated Year 2000
readiness.    In the event that any of the Company's significant vendors and customers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new and/or alternative vendors and customers, the Company's business or operations could be adversely affected.

                         PART II.   OTHER INFORMATION


Item 1.  Legal proceedings

         None


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

                Stockholder proposals must be received in writing by the Secretary of the Company no later than February 3, 1999 and must comply with the requirements of the Securities and Exchange Commission in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to the Company's 1999 stockholder meeting.

                The Company's bylaws provide that for business to be properly brought before a meeting by a stockholder, or for a stockholder to nominate a person for election as a director, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder proposal or nomination to be presented at an annual meeting shall be received at the Company's principal executive offices not less than 120 calendar days in advance of the date that the Company's (or the Company's predecessor's) proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders. In the event of a nomination for director to be elected at a special meeting at which directors are to be elected pursuant to the Company's notice of special meeting, notice by the stockholders to be timely must be received not later than the closing of business on the tenth day following the day on which such notice of the date of the special meeting was mailed. A stockholder's notice to the Secretary with reference to a stockholder proposal shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. A stockholder's notice to the Secretary with reference to a nomination for director shall set forth:
         (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote for the election of directors on the date of such notice and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Company if so elected.

                Under the circumstances described in, and upon compliance with Rule 14A-4(c) under the Securities Exchange Act of 1934, management may solicit proxies which confer discretionary authority and vote such proxies with respect to stockholder proposals which do not meet the above described advance notice requirements.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The Exhibits filed as part of this report are listed below:

         3.2    Amended and Restated Bylaws, as amended October 23, 1998
         27     Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PACIFIC GATEWAY EXCHANGE, INC.



Dated: November 11, 1998


                               By: /s/ Howard A. Neckowitz
                                   ------------------------
                                   Howard A. Neckowitz
                                   President and CEO
                                   (Authorized Signatory)


                               By:  /s/ Sandra Grey
                                   ------------------------
                                   Sandra Grey
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)