Form 10-K
period 1998-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 1999-03-31
CIK 1004967

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 17, 1999, was approximately $565,700,000, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be, an admission that such persons are affiliates of the registrant.

     As of March 17, 1999, there were outstanding 19,257,112 Common Shares of $.0001 par value, of the registrant

                      Documents Incorporated by Reference

1. The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the 1999 Annual General Meeting of Shareholders.

================================================================================

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS


                                                                     Page
Item                                                                Number
----                                                                ------
                                    PART I
1.    Business                                                         1

2.    Properties                                                      28

3.    Legal Proceedings                                               28

4.    Submission of Matters to a Vote of Security Holders             28

      Executive Officers                                              29

                                    PART II

5.    Market for the Registrants Common Stock and Related
      Stockholder Matters                                             31

6.    Selected Financial Data                                         31

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                       32

7A.   Quantitative and Qualitative Disclosures about Market Risk      39

8.    Financial Statements and Supplementary Data                     40

9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                        56

                                    PART III

10.   Directors and Executive Officers                                56

11.   Executive Compensation                                          56

12.   Security Ownership of Certain Beneficial Owners and Management  56

13.   Certain Relationships and Related Transactions                  56

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K                                                        56

PART I

ITEM 1.  BUSINESS

Note on forward-looking statements

     This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and future developments in the telecommunications industry, are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic and changes in expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities such as domestic, international and undersea fiber optic cable facilities or in the feasibility and expense of building or leasing such facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail
E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry and rapid technological change; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings; (xiii) concentration of credit risk; (xiv) natural disasters and catastrophic events including network outages or failures; (xv) opportunities for (and problems relating from) the acquisition of other companies or offshore facilities; (xvi) difficulties that may be encountered in the development of bandwidth services; including construction delays, regulatory obstacles and the availability of opportunities for additional bandwidth purchases; (xvii) uncertainties in the development of ethnic marketing programs and new business lines, such as the Company's commencement of Internet operations and sales to switchless resellers relating, for example, to the difficulty of hiring appropriate personnel and competitive conditions; (xviii) Internet growth at slower rates than expected due to market conditions or (xix) any failure of our computer systems or the computer systems of third parties that are material to our operations (such as the computer systems of service providers, suppliers and brokers) to process correctly information relating to dates in and after the year 2000. See "Risk Factors" for additional reasons why the forward-looking statements may not be realized. The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Summary

     The Company is a rapidly growing facilities-based international telecommunications carrier that provides low-cost, high quality telecommunications services to both wholesale and retail customers worldwide. Through its owned international network, and to a lesser degree leased capacity and satellite circuits, the Company is able to terminate telecommunications traffic to any country in the world that has direct dial service with the United States. From 1995 to 1998, the Company's revenues increased from $76.4 million to $466.3 million, its earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") increased from $4.6 million to $35.9 million, and its net income increased from $1.8 million to $19.9 million.

     Pacific Gateway is evolving from a wholesale provider of international voice traffic to a diversified telecommunications company positioned to succeed in the emerging market for high capacity bandwidth. Pacific Gateway began as an U.S. centric supplier of wholesale service to U.S. long distance companies. To complement its U.S. operations, and to provide differentiated sources of revenues and profits, Pacific Gateway has added extensive offshore operations and retail operations in the U.S. and abroad. In addition, Pacific Gateway is now deploying its own high capacity fiber optic network that will enable the Company to lower the costs of its own operations, to be an active player in the convergence of voice, data and video traffic, and to provide a platform for its own Internet operations. The Company expects to launch its Internet subsidiary, PGE Express, in the future to provide Internet access and co-location to the Internet community. Pacific Gateway's evolution places it firmly within two major growth areas: global facilities-based traffic and data transmission.

     Pacific Gateway began in 1991, providing high quality, low cost international service to the many U.S. long distance companies created by the
breakup of the Bell system.   In 1997, Pacific Gateway transformed itself from a
U.S.-centric provider of wholesale service to become a global provider of
telecommunication services.   Pacific Gateway has now established operations in
the United Kingdom, Germany, France, Russia, Japan, Australia and New Zealand. Pacific Gateway was one of the first U.S. companies to obtain a facilities-based license in Japan to provide wholesale, retail and data services. The Company has initiated retail operations in the United States, featuring "dial around" services, prepaid calling cards, international toll-free and travel services and marketing to switchless resellers. The Company has created ethnic marketing programs focused on the Filipino and Japanese communities to accelerate its retail service offerings.

     These retail programs leverage the sophisticated array of switches, facilities and operating agreements that the Company developed for its wholesale business. In 1998, the Company's management moved to position Pacific Gateway to become a key player in the convergence of the Internet, voice, data and video traffic. As the first step in this strategic initiative, the Company has begun to assemble its own international fiber optic network so that it may become a global supplier of high bandwidth services as well as a company preeminent in the origination and termination of global voice traffic. In 1998, the Company committed to purchase major interests in the Japan-U.S. and TAT-14 Cable Systems and now is planning the procurement of the necessary backhaul and inland service segments, both in the U.S. and abroad. The Company plans to continue to invest in new fiber optic cable networks connecting to strategic global locations. The Company believes that this strategy should pay off in several ways: first, it should help the Company's wholesale and retail business by giving the Company its own source of low cost, high quality transmission facilities. Second, because the Company bought these interests in significant quantity and at attractive prices, the Company has the opportunity to realize gains on the sale of these interests. Third, the Company may be able to swap these interests for inland service capacity in the U.S. and abroad. Fourth, this strategy should enable Pacific Gateway to answer the call of Internet Service Providers ("ISPs") for global bandwidth services able to accommodate the exploding popularity of the Internet. Finally, and no less important, the Company's commitment to build and operate its own global fiber optic network will serve as an ideal platform for the Company's own Internet operations. The Company's Internet subsidiary, PGE Express, will serve the Internet community by providing co-location of facilities and access to Pacific Gateway's state-of-the-art global network.

Business Overview

     The Company commenced operations in 1991 to provide international switched services to the numerous long distance carriers created by the deregulation of the U.S. telephone industry. Since then, as a strategic response to regulatory and technological developments, the Company has undertaken three strategic initiatives. First, as foreign countries have followed the lead of the U.S. in liberalizing telecommunications regulation, the Company has initiated operations offshore to provide wholesale and retail service. Second, in response to technological innovation and consumer demand, the Company is entering the market for emerging and value-added services. Third, the Company is positioning itself to become a global player in the burgeoning market for high capacity bandwidth and Internet services. To accelerate the growth of all of its business lines, the Company may consider acquisition possibilities and expects to increase its purchases and construction of network so that the Company will be positioned to meet the emerging demand for higher bandwidth services created by the advent of the Internet and future technological developments. At December 31, 1998, the Company provided international telecommunication services to approximately 163 customers worldwide, excluding U.S. retail customers, including all of the largest U.S.-based long distance carriers.

     The Company's U.S. wholesale operations primarily serve large U.S.-based global carriers that seek competitive rates and high quality overflow line capacity, as well as small and medium-sized long distance companies that are unable to invest in their own international transmission facilities. For the year ended December 31, 1998, U.S. wholesale operations represented approximately 84% of the Company's revenues. Although the Company believes that its U.S. wholesale operations will continue to grow, it expects that these operations will contribute a declining percentage of its revenues as the Company continues to expand into foreign markets and emerging and value-added services.

     The Company's offshore operations provide foreign originating switched services to wholesale and retail customers located outside the U.S. The Company has installed switching facilities in the United Kingdom, Russia, Japan and New Zealand. In addition, the Company derives revenue by terminating traffic that originates in Germany, France and Australia. For the year ended December 31, 1998, approximately 12% of the Company's revenues were generated by its offshore operations. The Company expects to continue to expand to additional locations that begin to liberalize and become competitive. The Company anticipates that these operations will constitute an increasing percentage of its revenues.

     As part of its initiative to focus on emerging and value-added services, the Company has begun to market its international long distance services directly to certain retail customers in the United States and overseas. The Company has ethnic marketing programs to target the Filipino and Japanese markets and, beginning in the first quarter of 1999, the Chinese and Vietnamese markets. The Company plans to expand its ethnic marketing program to additional ethnic communities in 1999. In addition to ethnic marketing, the Company provides other value-added services, including global prepaid card services through its subsidiary, Global Time. The Company has begun trials of voice over IP services and offers dial around services and international 800 services. The Company has formed a new subsidiary, PGE Express, which plans to provide services to the Internet community, including Internet connectivity and co-location, to a wide-range of Internet content providers, web hosting companies and Internet service providers. For the year ended December 31, 1998, value-added services contributed 4% to the Company's revenues. The Company believes that growth in the demand for these higher-margin services will translate into increased revenues in the future.

     The Company has partial ownership interests in 19 digital undersea fiber optic cable systems in the Atlantic, Pacific and Caribbean regions and operating agreements that provide for the exchange of traffic with foreign carriers. In 1998, the Company committed to invest in two new undersea fiber optic cable construction projects: the Japan-U.S. Cable Network, which will connect the U.S. with Japan, and the TAT-14 Cable Network, which will connect the United States with the United Kingdom, France, Germany, the Netherlands and Denmark. Both cable projects are expected to be in operation in 2000. The Company may use this bandwidth capacity for its own services or it may offer to sell bandwidth capacity for cash, swap bandwidth capacity for other system needs such as switching capabilities or capacity in other cable systems, or use bandwidth capacity as an investment tool for bandwidth intensive enterprises.

     In addition, the Company believes that its bandwidth capacity will be instrumental in the development and success of its own Internet operations. The Company expects that its bandwidth and Internet operations will become its fourth business segment.

     The Company's expanding business lines and network enable it to exploit major developments in the international telecommunications industry. Firstly, the Company is positioning itself to take advantage of the rapid growth of the Internet, which is emerging as a global medium for communications and commerce. The Company expects the demand for international Internet services to grow exponentially as a result of many factors including increased use of personal computers, improvements in networking, increased network applications, emerging technologies which make use of the Internet and easier, faster and cheaper Internet access. The Company is poised to develop opportunities in this area through its investment in high capacity bandwidth. In addition, the Company is launching a new subsidiary, PGE Express, which plans to focus on Internet services. Second, recent regulatory developments, including an agreement (the "WTO Agreement") entered into by over 60 countries under the auspices of the World Trade Organization (the "WTO") and regulations promulgated by the Federal Communications Commission ("FCC"), have opened international telecommunications markets to competition and created new opportunities for the Company. The Company believes that these developments will increase the number of foreign carriers and the demand for the Company's U.S. wholesale and offshore services. In addition, these developments should decrease the Company's termination costs and improve profitability by creating alternative foreign carriers to terminate calls at reduced rates. Third, the international telecommunications industry is expected to experience considerable growth in the foreseeable future. The Company believes that its recent strategic initiatives enable it to capture opportunities for revenue expansion that arise from the emergence of the Internet, the continuing deregulation and the growth of international telecommunications markets.

Industry Background

     The international telecommunications market consists of all calls that originate in one country and terminate in another. This market can be divided into two major segments: the U.S.-originated international market (the "U.S.- Originated Market"), consisting of all international calls which either originate or terminate in the United States, and the overseas-originated international market (the "Overseas-Originated Market"), consisting of calls between countries other than the United States. This industry is undergoing a period of fundamental change that has resulted in substantial growth in international telecommunications traffic. According to the FCC, the U.S.- Originated Market grew at an annual rate of 18.2% from $19.2 billion to $22.7 billion in 1997.

     The 1984 deregulation of the U.S. telecommunications industry resulted in the establishment of numerous long distance telecommunication companies. To be successful, these start-up carriers needed to offer a full range of services to their customers, including international long distance. Because most of these carriers did not have the capital resources necessary to invest in international facilities, new carriers, such as the Company, emerged to meet the increased demand for affordable international bandwidth.

     Deregulation and privatization of foreign markets is also presenting opportunities for long distance carriers overseas. By eroding the traditional monopolies held by single national providers, many of which are wholly or partially government owned, deregulation is allowing new carriers to emerge in foreign markets and providing U.S.-based providers, such as the Company, the opportunity to negotiate more favorable agreements with foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities in order to terminate their own traffic and to carry international long distance traffic originated in that country. The Company believes that the growth in traffic originated in markets outside of the U.S. will be higher than the growth in traffic originated within the U.S. due to recent deregulation in many foreign markets, relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

     In February 1997, over 60 countries signed the WTO Agreement on basic telecommunications services under the auspices of the WTO, which became effective February 5, 1998. Under the WTO Agreement, countries committed to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and adopt pro-competitive regulatory principles. Although the Company is unable to predict the exact effects this agreement will have, it believes the WTO Agreement will provide the Company with lower access costs and an expanded market potential.

     The Company believes that a number of trends in the international telecommunications market will continue to drive growth in international transmission usage. These trends include the entry of new telecommunications providers, lower retail rates caused by reductions in domestic access charges and international settlement rates, growth in the number of telephones in service internationally, the proliferation of facsimile, cellular telephone and paging communications, and growth associated with data transmissions and the use of the Internet and other new technologies. The Company also expects growth in the market for emerging and value-added services, such as enhanced facsimile service, video conferencing, and virtual private network services as carriers respond to the challenges presented by the convergence of voice and data telecommunications technologies.

Services

     The Company's operations comprise three lines of business: U.S. wholesale operations, offshore operations, and emerging and value-added services. The Company provides these services through its network of switching facilities (located either in the U.S. or offshore) and digital undersea fiber optic cables and to a lesser degree through leased capacity and satellite circuits. Through these facilities and its operating agreements with foreign carriers, the Company can deliver traffic to or between all countries in the world that have direct dial service with the United States. As of December 31, 1998, the Company had 44 operating agreements with foreign carriers in 28 countries. In the future, the Company will also provide high bandwidth services as a separate line of business.

     As the following diagram illustrates, a typical international telephone call that originates in the U.S. first travels through the local carrier's switched network to the caller's domestic long distance carrier. The domestic long distance carrier then carries the call to an international gateway switch. An international carrier, such as the Company, picks up the call at its gateway switch and sends it through a digital undersea fiber optic cable or satellite circuit to the corresponding international gateway switch operated by an international carrier in the destination country. The long distance carrier in that country then routes the call to its customer through the domestic telephone network. Foreign-originated traffic is routed back to the United States in a similar manner.

                   [INTERNATIONAL SWITCHED SERVICES CHART]


U.S. Wholesale Operations

     International Switched Services. The Company's international switched services consist of international switched calls that either originate in the U.S. or constitute return traffic to the U.S. from foreign long-distance carriers. Revenues from international switched services are derived from country-specific, usage-sensitive rates charged to the Company's carrier customers and return traffic from its foreign partners. In the U.S., the Company operates international gateway switches in Los Angeles, New York and Dallas. Traffic to Asia and the Pacific Rim generally is routed via the Los Angeles gateway, traffic to Europe and Latin America generally is routed via the New York gateway and traffic to Mexico generally is routed via the Dallas gateway. U.S. wholesale international switched services represented approximately 81.3%, 91.1% and 91.6% of the Company's revenues in 1998, 1997 and 1996, respectively.

     Domestic Switched Services. The Company's domestic switched services consist of switched long distance calls that originate and terminate within the United States. The Company's originating network, which provides access and egress to local network providers, extends to geographical areas around its switching facilities in Los Angeles (serving most major metropolitan areas in California, Arizona and Nevada), New York (serving selected metropolitan locations in New York, Washington, D.C., Massachusetts, Pennsylvania, Connecticut, New Jersey and Virginia) and Dallas (serving metropolitan areas in Texas). The Company provides domestic switched services as a cost-effective means to terminate its return traffic in the foregoing areas and to offer services to U.S.-based long distance resellers that do not own or lease switching facilities ("switchless resellers"). The Company inaugurated a switchless resale marketing program in December 1998. The Company believes switchless resale is an area with growth potential. Domestic switched services accounted for approximately 2.5%, 2.6% and 7.4% of the Company's total revenues in 1998, 1997 and 1996, respectively.

     International Private Line Services. The Company provides dedicated point-to-point connections (those that do not use a public switched network) between U.S. locations and foreign locations on a selective basis to certain carriers to help them meet the needs of their end-users. Typical end-users are multinational corporations or government agencies that have a high volume of voice and data communications between two or more international locations. For example, a typical private line would connect the New York and London branches of an international bank. International private line services represented less than 1% of the Company's revenues in 1998, 1997 and 1996.

Offshore Operations

     The Company's offshore operations have grown as a direct result of the increased volume of international telecommunications traffic and the deregulation of telecommunications markets in many foreign countries. Revenues from the Company's offshore operations are derived from country-specific, usage-sensitive rates charged to the Company's carrier customers and traffic terminated in its international switching facilities. The Company has switching facilities in the United Kingdom, Russia, Japan and New Zealand. In addition, the Company derives revenues from traffic originating in Germany, France and Australia.

     Although the Company's extensive international network enables it to compete in numerous foreign markets, it is focusing its strategy on developing a significant presence in a defined set of geographical routes -- particularly in Europe, Latin America, Asia and the Pacific Rim -- where it believes it has either competitive advantages through strong relationships with foreign partners or the opportunity to gain market share and increase its volume of higher-margin, value-added services. The Company is also developing switching sites in Germany and Australia with additional sites expected in the near future. The Company expects to expand its offshore services offered to include retail prepaid calling cards enabling it to gain access to the higher margin retail traffic in these offshore markets.

     Offshore operations accounted for approximately 12.0% and 5.9% of the Company's total revenues in 1998 and 1997, respectively. The Company did not have offshore operations in 1996.

Emerging and Value-Added Services

     In response to technological innovations and consumer demand, the Company has recently begun broadening its focus to include a variety of emerging and value-added services to retail and wholesale customers.

     Emerging Services. The Company is using its existing network and cost structure to provide international long distance services to certain ethnic retail markets. In addition, the Company and Globe Telecom formed a joint venture, PinTouch, to market international long distance services to the Filipino-American community. The Company also has ethnic marketing arrangements with the Japanese-American community. During the first quarter of 1999, the Company began marketing to Chinese and Vietnamese communities. The Company expects to continue to expand to new ethnic markets in the U.S. and abroad where its wholesale operations provide a competitive cost structure.

     Value-added Services. Value-added services, which the Company provides to its carrier customers, currently include international toll-free service (available in certain countries), global prepaid card services, offered through its subsidiary, Global Time, dial around services and, on a trial basis, voice transmissions over the Internet. By providing such services, the Company enables its carrier customers to offer a broader range of international services to their end-user customers, which the Company expects will stimulate additional higher margin international traffic over its network.

     In the aggregate, emerging and value-added services accounted for 4.2% of the Company's revenues in 1998 and less than 1% of the Company's revenues in 1997 and 1996.

     Bandwidth Services. In 1998, the Company committed to invest approximately $156 million in undersea fiber optic cable construction commitments, which will substantially increase the Company's high quality bandwidth capacity. In particular, the Company committed to invest $86 million in the Japan-U.S. Cable Network, an undersea cable system connecting Japan and the United States. This system is initially planned to operate at 80 gigabits per second and is ultimately expandable to 640 gigabits per second. The Company will initially have 40 STM-1's on this system, expandable to 300 STM-1's. In addition, the Company made a $70 million commitment on the TAT-14 cable network, which will connect the United States with the UK, France, Germany, the Netherlands and Denmark. This system, using Synchronous Digital Hierarchy (SDH) technology is planned to operate at 640 gigabits per second. Both of these cable projects are expected to become operational during 2000.

     The Company has formed a bandwidth sales group whose mission is to capitalize on the opportunities available to the Company as a result of the Company's recent investments in undersea cable projects such as the Japan-U.S. and TAT-14 undersea cable projects. Along with providing cost efficiencies for existing switching operations, the Company intends to market bandwidth capacity as well as use some of the new bandwidth capacity for its own Internet and multimedia applications, such as videoconferencing and distance learning. The Company may also swap bandwidth capacity for switching capabilities and use some of the capacity as an investment tool for bandwidth intensive enterprises. The Company expects that bandwidth services will become a separate operating segment for financial reporting purposes.

Sales and Marketing

     The Company sells its services to long distance international telecommunications companies, foreign partners and retail customers. At December 31, 1998, the Company had 44 operating agreements and approximately 163 customers worldwide, excluding U.S. retail customers, including all the largest U.S.-based long distance carriers.

     The Company believes that the principal reasons its customers select it to carry their international traffic are (i) the Company's reputation for operating a state-of-the-art network at rates that are comparable to or lower than its competitors and (ii) the Company's size, which enables its experienced sales and operating personnel to tailor cost-effective telecommunications services to meet customers' needs and to provide highly responsive, flexible customer solutions.

U.S. Wholesale Operations

     The Company's target customer base includes the more than 200 U.S.-based long distance carriers with annual revenues of $50 million to $2 billion. The Company focuses its U.S. wholesale marketing efforts primarily on those large U.S.-based long distance carriers that originate international traffic but do not have operating agreements with foreign carriers to terminate the traffic; however, the Company also markets its services to small and medium-sized carriers that are unable to invest in their own international transmission facilities. In addition, international carriers with operating agreements may use the services of other international carriers, such as the Company, for overflow traffic or on routes with smaller traffic volumes.

     In addition, the Company's target customer base includes the foreign telecommunications carriers with which the Company has, or proposes to have, operating agreements. The Company's foreign partners include both post telephone and telegraph companies, commonly known as PTTs, which may be wholly or partially government-owned, and nondominant carriers that may have recently been established as a result of the deregulation and privatization of foreign telecommunications markets ("competitive carriers"). The Company believes that many of the competitive carriers in developing countries, as well as certain recently privatized PTTs, are likely to seek alliances, partnerships or joint ventures with other international carriers to expand their global networks.

     The Company's wholesale carrier services are generally priced at or below the market price of the other four leading U.S. international facilities-based carriers. The Company does not, however, offer a standard discount relative to any particular carrier's rates, and believes that its ability to obtain traffic from its customers does not depend upon its pricing alone.

     The Company has 27 marketing and sales professionals dedicated to marketing and maintaining its relationships with its U.S.-based carrier customers. Marketing is typically conducted on a personalized basis. Participation at industry conferences, referrals from other carriers and long-term relationships are key factors in establishing the visibility, reputation and personal trust necessary to obtain and maintain this business. The Company believes that it has been able to compete effectively by offering more personalized service than its competitors and the assurance of ongoing senior-level attention to each account.

Offshore Operations

     When the Company enters a new foreign market, it typically begins its marketing efforts by building upon its contacts with U.S.-based carriers that have operations in that foreign market. These contacts are generally very useful in establishing relationships with the carriers in that market. As its volume of business in the new market increases, the Company expects to build its own local sales force. Currently, 11 sales professionals are dedicated to marketing to the wholesale and retail markets in the UK, Germany, France, Russia, Japan, Australia and New Zealand.

Emerging and Value-Added Services

     In providing services to specific ethnic retail customers, the Company markets to ethnic communities living in the U.S. that generate a high volume of telephone traffic to their home country. The Company is able to utilize its wholesale cost structure and management information systems to take advantage of the opportunities in these markets. The Company focused on the U.S.-based Filipino and Japanese markets in 1998. During the first quarter of 1999, the Company has begun to market to the Chinese and Vietnamese communities. The Company employs marketing expertise that is relevant to each of these communities. The Company expects to begin marketing to additional communities where the underlying cost structure and the marketing talent is available.

Customers

     The Company sells to long distance international telecommunications companies, foreign partners and retail customers. At December 31, 1998, the Company had approximately 163 worldwide customers, excluding U.S. retail customers, and 44 operating agreements with foreign partners. In 1998, no customer accounted for more than 10% of the Company's revenues. For further information regarding customers, see Note (4) entitled "Segment Data" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K.

Competition

     The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international telecommunications services market is dominated by AT&T, MCI WorldCom and Sprint. The Company also competes with other carriers in certain markets. As the Company's network expands to serve a broader range of customers, Pacific Gateway expects to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than the
Company.   Moreover, the Company is likely to be subject to additional competition as a result of the formation of global alliances and mergers among the largest telecommunications carriers. Existing or planned global alliances or combinations include Global One, AT&T/British Telecommunications plc and Global Crossing/Frontier. The Company also faces competition from companies offering resold international telecommunications services. The Company expects that competition from such resellers will increase in the future in tandem with increasing deregulation of telecommunications markets worldwide.

     The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Those technologies being developed or already introduced include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications, digital wireless communication systems such as personal communications services and broadband multimedia applications. The Company is unable to predict which of many possible future products and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

     Recent regulatory changes also are expected to increase competition in the telecommunications industry. In February 1996, the Telecommunications Act of 1996 (the "Telecom Act") was adopted. The Telecom Act promotes additional competition in the intrastate, interstate and international telecommunications markets by both U.S.- based and foreign companies. The Telecom Act permits the Regional Bell Operating Companies ("RBOCs") to compete in interstate and international service. Although an RBOC currently may not offer international securities to customers within the region where the RBOC has market power, some RBOCs have begun to resell international services to customers outside of such regions or through mobile telephone subsidiaries. AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints that should make it easier for AT&T to compete with alternative carriers such as the Company. In addition, in February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the WTO, which agreement became effective in February 1998. Under the WTO Agreement, countries committed to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. The FCC has adopted various rules designed to implement the principles of the WTO Agreement. See "--Government Regulation." The FCC also adopted streamlined license granting procedures for carriers from WTO Agreement signatory countries, pursuant to which the FCC granted more than 200 international applications in the first 90 days after the streamlined procedures became effective. There can be no assurance that the Company will be able to effectively compete in the new regulatory environment or that these changes or other regulatory developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The U.S. telecommunications services industry is becoming more concentrated as a result of mergers, acquisitions and consolidations between and among U.S. carriers. Major mergers that have been consummated or are expected to close soon include WorldCom/MCI, AT&T/TCI, Bell Atlantic/GTE, and

SBC/Ameritech. Numerous other, smaller combinations have been announced or consummated as well. The Company is unable to predict the effect of these mergers and combinations on competition. The mergers involving WorldCom/MCI and Bell Atlantic/GTE, which are important U.S. international carriers, particularly will affect the Company in ways that are not clear. Consolidation of large U.S. international carriers has the effect generally of reducing the number of large, facilities-based carriers that compete with the Company, while making each such competitor stronger, both financially and in the variety of international routes covered on a facilities basis. This consolidation could make it more difficult for the Company to compete in providing facilities-based services. Similarly, the consolidation and enlargement of the remaining U.S. RBOCs could make these companies more important competitors to the Company as the RBOCs begin to offer substantially end-to-end service between the United States and foreign destinations.

International Network

Network Facilities

     The Company has successfully implemented an extensive international facilities-based network composed of its international gateway switches and related peripheral equipment and digital undersea fiber optic cable systems, as well as leased cable and satellite capacity. The Company is continuing to expand its considerable investment in telecommunications facilities so that it may depend even less upon assets owned by others and be better able to control quality and costs. Since the beginning of 1997, the Company more than tripled its network infrastructure by adding switches to various offshore sites, by expanding the capacity of its New York and Los Angeles switching facility, and by purchasing additional capacity on undersea fiber optic cables. The Company can provide service to any point in the world using a combination of its owned digital undersea fiber optic network and leased cable and satellite capacity. The Company's network employs state-of-the-art digital switching and fiber optic technologies and is supported by comprehensive monitoring and technical services. The Company believes that this network is fundamental to its ability to compete successfully in the international telecommunications market and regards its network as a significant competitive advantage that would be expensive and time-consuming for a new entrant to replicate.

     International Gateway and Domestic Switches. The Company operates international gateway switches in the U.S in Los Angeles, New York, and Dallas and offshore in the UK, New Zealand, Russia and Japan. U.S.-originated traffic to Asia and the Pacific Rim generally is routed via the Los Angeles gateway, traffic to Europe and Latin America generally is routed via the New York gateway and traffic to Mexico generally is routed via the Dallas gateway. During 1997, the Company installed the international gateway switches in London (to serve the United Kingdom and Western European markets), Moscow (to serve Eastern European markets) and Auckland (to serve the Pacific Rim). During 1998, the Company installed its switch in Japan (to serve Japan and Asia markets).

     Digital Undersea Fiber Optic Cable Systems. The Company currently has investments in 19 digital undersea fiber optic cable systems, with an ownership interest in each of generally less than 1%. A digital undersea fiber optic cable system is typically owned and operated by a consortium of international service providers that jointly commit to fund the construction and operating costs of the cables in proportion to their ownership interests. Typically, participation in a consortium is limited to those carriers that have the operating authority to provide direct international service and have obtained operating agreements with the countries served by the cables. Capacity is usually owned by two carriers in two countries, each with ownership to the theoretical "midpoint" of the cable. Because digital undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic.

     In 1998, the Company committed to invest in two new undersea fiber optic cable construction projects: the Japan-U.S. Cable Network and the TAT-14 Cable Network, which will connect the United States with the United Kingdom, France, Germany, the Netherlands and Denmark. As a result of these investments the Company will own 240 STM-1's on these systems, increasing to approximately 480 by 2002 (assuming upgrades), providing the Company with the equivalent of eight OC-192 or 80 Gps of total capacity on these two systems. Both cable projects are expected to be in operation in 2000.

     The Company seeks to have ownership positions in digital undersea fiber optic cable systems over routes where it believes its customers' demand will justify the investment in those fixed assets. Although the Company generally can earn a higher gross margin on traffic routed through its owned fiber optic cable routes than on traffic routed through its leased routes, it will continue to buy usage-sensitive transmission capacity on a per-minute basis from other U.S. facilities-based international carriers on routes where traffic volumes are relatively low or inconsistent, as well as to manage overflow traffic on busy routes.

     The Company does not have direct access from its gateway switches to the digital undersea fiber optic cable heads and currently leases these facilities from certain of its competitors.

     Satellite Facilities. The Company uses leased satellite facilities for traffic to and from countries where digital undersea fiber optic cables are not available or cost-effective. The Company also uses leased satellite facilities for redundancy when digital undersea cable service is temporarily interrupted. Currently, the Company is evaluating the construction of earth station facilities based on increasing traffic that may result in such investments being cost-effective for the Company.

     Network Monitoring and Technical Support. The Company provides its customers with service and support, 24-hour network monitoring, trouble reporting and response procedures, service implementation coordination, billing assistance and problem resolution. For each customer, the Company provides a single point of contact and accepts end-to-end responsibility for installation, maintenance and problem resolution.

     The Company generally uses redundant, highly automated state-of-the-art telecommunications equipment in its network and has diverse alternate routes available in case of component or facility failure. Back-up power systems and automatic traffic re-routing enable the Company to provide a high level of reliability for its customers. Computerized automatic network monitoring equipment allows fast and accurate analysis and resolution of network problems.

Operating Agreements

     The Company considers its operating agreements to be as vital a component of its operations as its network facilities. The Company has entered into 44 operating agreements that provide for the exchange of traffic with foreign carriers in 28 countries. International long distance traffic is traditionally exchanged under switched voice bilateral operating agreements between long distance carriers in two countries. To terminate a U.S.-originated call in another country, a U.S.-based international carrier may have an operating agreement with a carrier in that country or may pay for transmission service from another carrier that has such an agreement. Typically, operating agreements provide for the termination of traffic in, and return traffic to, the partners' respective countries for mutual compensation through negotiated settlement rates. Operating agreements typically provide that a foreign carrier will return through the U.S. carrier the same percentage of total U.S. terminating traffic as it receives from the U.S.-based carrier and also provide for network coordination and accounting and settlement procedures. The execution of an operating agreement between two carriers is typically accompanied by an equal investment by both carriers in digital undersea fiber optic cable between the two countries. Although operating agreements generally are for an unspecified term, the Company believes that the common ownership of transmission facilities, which are expected to have 20-year useful lives, establishes a solid foundation for long-term relationships among international carriers.

Billing and Management Information Systems

     Accurate operation of a management information system is vital to the Company's operations, given the high volume of transactions and the need to bill customers accurately. The Company maintains its own staff of programming and management information reporting personnel, as well as contract programmers dedicated to maintaining the Company's management information system. This system's functions include reporting on revenues, long distance service costs and network performance, performing margin analyses and tracking foreign payment settlements. As a result of refinements that have occurred in this system, the Company can monitor its revenues, gross margins and net income on a daily basis. The Company provides common data access for system users to support its customer service, accounting and network monitoring functions.

     The Company has developed its own customized billing and management information system software to meet the needs of its customers and vendors and to enhance the Company's ability to monitor its operations. The Company utilizes an IBM AS400 computer system and continually upgrades and enhances the system as computer technology advances. The Company believes these computer systems are more than adequate to meet the needs of the Company, its customers and its vendors.

     Furthermore, to support its expansion into retail and value-added services, the Company is refining its systems to include retail end-user billing and accounting. In particular, the Company has recently purchased, and is integrating into its systems, end-user software that enables the Company to add sales and use taxes to customers' bills. Future planned additions include software that tracks customers' credit and collections and software that would enable the Company to accept credit-card payments.

     To date, the Company has not experienced any system problem that has led to significant delays in billing customers or disputes with its customers over billing. The Company has separately addressed year 2000 issues, see "Risk Factors--Year 2000 Issue "following and see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue" included in Part II, Item 7 of this 10-K.

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

Federal Regulation

     General Requirements.   The Company must comply with the requirements of
common carriage under the Communications Act of 1934 (the "Communications Act"), as amended by the Telecom Act, including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to most assignments of authorizations or any transfer of de jure or de facto control of the Company.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. The Company is classified as a non-dominant carrier for both domestic and international service. Under the Communications Act and the FCC's rules, all international carriers, including the Company, are required to obtain authority under Section 214 of the Communications Act prior to initiating international common carrier services and must file and maintain tariffs containing the rates, terms and conditions applicable to their services. The FCC has streamlined its regulation of non-dominant international carriers to provide that these tariffs and any revisions thereto are effective upon one day's notice in lieu of the previous 14-day notice period. The
Company has filed international tariffs (for switched and private line services) with the FCC. Nevertheless, an otherwise non-dominant U.S.-based carrier may be subject to dominant carrier regulation on a specific international route if it is affiliated with a foreign carrier with market power operating at the foreign point. The Company is not subject to dominant carrier treatment on any route.

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

     In late 1996, the FCC implemented significant changes in its tariff requirements. Exercising forbearance authority granted to it by the Telecom Act, the FCC ruled that interexchange carriers must cancel their tariffs for domestic interstate interexchange services. In August 1997, the FCC affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The FCC also eliminated the requirement that non-dominant long distance carriers make publicly available information on rates and terms of their products. The detariffing order has been stayed by the U.S. Court of Appeals for the District of Columbia, and the order on reconsideration also is stayed until the Court issues a decision. It is not known when the Court of Appeals will issue a decision. On March 18, 1999, the FCC adopted an order that would permit the alternative of posting rates on the carrier's website. This order will not become effective until the Court affirm's the FCC's mandatory detariffing scheme.

     International Services. The Company must have Section 214 facilities-based authority to offer international services via satellites and undersea fiber
optic cables.   Section 214 resale authority is required to resell international services. The Company has obtained global Section 214 facilities-based and resale authority.

     The Company must conduct its international business in compliance with the FCC's international settlements policy. The international settlements policy establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to exchange traffic and settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e. monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement. The Company may provide services over international private lines without complying with the international settlements policy, but only between the United States and countries specifically approved by the FCC for this activity.

     To promote competition in the international telecommunications market, in November 1996, the FCC issued a new international settlement order, which provides international carriers more flexibility in negotiating operating agreements. Under the FCC's new international settlement order, U.S.-based carriers can apply for waivers of the FCC's international settlements policy. Such waivers, if granted, would allow carriers to negotiate more flexible operating agreements that, for example, allow them to accept greater than a
proportional share of return traffic.    When it implemented the WTO Agreement,
(see below) the FCC adopted a rebuttable presumption that flexibility is permitted for WTO member countries. The FCC has recently proposed to cease regulation of settlement rates between U.S. carriers and WTO Carriers

(defined below) that do not have market power. Although the Company is unable to predict exactly how it will affect its international business, the new international settlements policy may reduce international access costs and facilitate the Company's international business.

     International telecommunications service providers are required to file copies of their contracts with other carriers, including operating agreements, with the FCC within 30 days of execution and to obtain FCC approval of certain of these contracts. The FCC's rules also require the Company to file periodically a variety of reports regarding its international traffic flows and use of international facilities. The FCC has also proposed to relax certain reporting requirements. In addition, the FCC requires carriers to notify the Commission 60 days prior to becoming affiliated with a foreign carrier or 30 days after acquiring a 25% or greater noncontrolling interest in a foreign carrier. The FCC can impose dominant carrier treatment on affiliates of WTO Carriers (defined below) with market power or restrict service of affiliates of non-WTO carriers.

     In February 1997, the United States entered in the WTO Agreement, which seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. FCC rules implementing the WTO Agreement became effective February 1998.

     The FCC's rules implementing the WTO Agreement facilitate the entry of foreign carriers operating in countries that signed the WTO Agreement ("WTO Carriers") into the United States telecommunications market. The rules replace the effective competitive opportunities test (the "ECO Test") for entry of WTO Carriers with streamlined procedures that presume entry is pro-competitive. The rules similarly relax the equivalency test for WTO Carriers that seek to provide switched services over private lines between the United States and certain WTO member countries. In addition, the rules revise competitive safeguards to eliminate or reduce various operating conditions and replace them with more targeted safeguards that enhance the FCC's ability to monitor and detect anti-competitive behavior in the United States market. The FCC has retained the right to issue fines, require additional conditions on a grant of authority and, if necessary, deny or rescind a grant of authority. The FCC will continue to apply the ECO test to affiliates of non-WTO Carriers with market power.

     The FCC also narrowed the "No Special Concessions" rule which generally provides that United States carriers cannot accept benefits from foreign carriers to which other United States carriers are not entitled. This rule continues to apply to non-WTO Carriers. The new rule applicable to WTO Carriers simply prohibits United States carriers from entering into exclusive arrangements with WTO Carriers that have sufficient market power to affect competition adversely in the United States market. To provide more certainty in the market, the FCC adopted a rebuttable presumption that WTO Carriers with less than 50% market share in a foreign market lack such market power. As a result, United States carriers may enter into exclusive dealings with such WTO Carriers involving a variety of matters, including operating agreements and interconnection arrangements.

     In addition, in 1997 the FCC revised the safeguards that apply to United States carriers classified as dominant due to an affiliation with a foreign carrier that has market power on the foreign end of an international route. The rules rely on reporting requirement, rather than restrictions on carriers' provision of service, to prevent affiliated carriers from restricting competition in the United States. In particular, the rules replace the 14-day advance notice tariff filing requirement with one-day advance notice requirement and accords these tariff filings a presumption of lawfulness. The rules also remove the prior approval requirement for circuit additions or discontinuances on the dominant route. The rules require quarterly reports on traffic and revenue, provisioning and maintenance, and circuit status for the dominant carrier in order to monitor and detect anti-competitive behavior. The rules also require a limited form of structural separation between United States carriers and their foreign affiliates with market power. The FCC adopted a rebuttable presumption that a foreign carrier with less than 50% market share in the foreign market lacks market power and, therefore, its United States affiliate should be presumptively treated as non-dominant.

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

     The Company is unable to predict the full effect on the international telecommunications market resulting from the WTO Agreement or the rules enacted to implement its provisions or the establishment of mandatory settlement rate benchmarks. These changes are expected to increase competition in the telecommunications market. See "--Competition". These changes may result in lower costs to the Company; however, the revenues that the Company receives from inbound international traffic may decrease to a greater degree as a result of increased competition. WTO Carriers with market power in their home markets may be able to more easily offer United States and foreign customers services to the disadvantage of United States carriers, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such services. There can be no assurance that these events would not have a material adverse effect on the Company's business, financial condition or results of operations.

     Foreign Ownership.   Under the Communications Act, no common carrier radio
license may be held by non-U.S. citizens or their representatives; foreign governments or corporations organized under the laws of a foreign country; U.S. corporations with more than 20% of its stock directly owned or voted by non-U.S. citizens; or more than 25% of its stock indirectly owned or voted by aliens, in the last instance without first obtaining FCC approval. For companies from WTO member countries, the FCC has established an open entry standard, meaning that the FCC presumptively will approve greater than 25% indirect ownership by a WTO Carrier of a U.S. common carrier radio licensee subject to certain competitive
safeguards.   The FCC has reserved the right in certain cases to attach
additional conditions to a grant of authority, and to deny the application in the exceptional case in which an application poses a very high risk to competition. For carriers from countries that are not signatory to the WTO Agreement, the FCC will continue to apply the ECO test in deciding whether to approve greater than 25% ownership of a radio licensee.

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

     The Telecom Act permits RBOCs to provide domestic and international long distance services to customers located outside of the RBOCs' home regions; permits a petitioning RBOC to provide domestic and international long distance service to customers within its operating area on a state by state basis upon finding by the FCC that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in: the manner by which carrier-to-carrier arrangements are regulated at the federal and state level; procedure to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted and, in most instances, completed proceedings addressing the implementation of this legislation. The Company's business could be adversely affected by competition from the RBOCs, which typically have greater resources than the Company.

     In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long distance market. These rules have been largely upheld on appeal, while certain elements were remanded to the FCC. The Company cannot predict the ultimate outcome of the FCC's rulemaking and possible subsequent court challenges, or the eventual effect on its businesses or the industry in general.

     The FCC has denied applications filed by Ameritech Corporation ("Ameritech"), Southwestern Bell Communications, Inc. ("SBC") and BellSouth Corporation ("BellSouth") seeking authority to provide in-region, inter-local access transport area ("interLATA") long distance service to Michigan, Oklahoma, Louisiana and South Carolina, respectively. In its denial of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The Company cannot predict the RBOC's willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Other RBOCs have announced their intention to file applications at the FCC for authority to provide interLATA services. The Company cannot predict the outcome of these proceedings. Both US West and Ameritech entered into a "teaming arrangement" with Qwest Communications, a domestic U.S. facilities-based carrier whereby the RBOC would market Qwest's long distance service. AT&T and other IXCs immediately challenged these arrangements as the unauthorized provision of long distance service by US West and Ameritech. The FCC first ordered the defendants to cease this arrangement pending disposition of the IXCs' complaints, and then agreed with the IXCs and ordered permanent cessation. US West, Ameritech and Qwest have appealed the FCC's orders. The Company cannot predict the outcome of these appeals. Once RBOCs are approved to (or de facto) provide in-region interLATA service, a logical extension of that service might be to also provide international services. To the extent that the RBOCs enter the international long distance business, they could become major competitors of the Company. It is also possible that they could become customers of the Company's wholesale business although there is no assurance that this would happen.

     The Telecom Act also imposes certain requirements on all telecommunications carriers to facilitate the entry of new telecommunications providers. All carriers must permit interconnection of their networks with other carriers and may not deploy network features and functions that interfere with interoperability. In addition, the Telecom Act requires that all telecommunications providers contribute equitably to a Universal Service Fund, although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal. A substantial portion of the Company's international revenue may be exempt from the Universal Service Fund payment base. There can be no assurance that the Company will be exempt from contributing to a Universal Service Fund.

     The FCC has issued orders, and is in the process of issuing further orders, to reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information services providers (including, among others, ISPs should not be subject to existing access charges ("ISP Exemption"). These FCC orders were upheld on appeal. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in access rates and retail service rates to state universal service funds. Access charges are a principal component of the Company's telecommunications expense. Pacific Gateway cannot predict whether the FCC or state proceedings will result in a material impact upon the consolidated financial position or the Company's profitability.

     In a report to Congress in 1998, the FCC stated that providers of phone-to-phone Internet telephony might eventually be subject to some sort of common carrier regulation. The FCC, however, has not taken further action in this regard. The Company has explored the use of Internet telephony in various forms. The Company cannot predict what effect, if any, such FCC regulation would have, if implemented.

     Certain provisions of the Telecom Act could materially affect the growth and operation of the telecommunications industry and the services provided by the Company. There are numerous rulemakings undertaken or to be undertaken by the FCC which will interpret and implement the Telecom Act. Further, certain of the Telecom Act's provisions have been and likely will be challenged in the courts. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) on the Company of the legislation and rulemakings. There can be no assurance that current laws and FCC and other regulation will not be amended or modified. Any such amendment or modification could have a material adverse effect on the Company's business, financial condition or results of operations.

State and Local Regulation

     In addition to regulation by the FCC, the Company is subject to varying degrees of state regulation relating to its provision of intrastate long distance telecommunications services. While the FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide domestic interstate or international communications, state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications. Most states require certification or other authorization and the filing of tariffs to offer intrastate long distance services, and require that common carriers use just and reasonable rates and not discriminate among similarly situated customers. States may also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. The Company may be required by certain states to obtain prior approval from or notify the state commission of any transfer of control, sale of assets, corporate reorganization, issuance of stock or debt instrument and related transactions. The Company is in the process of obtaining and has pending applications for authority to provide intrastate long distance telecommunications services in all 50 states. The Company would also be subject to regulation by local governments if it installs and operates networks. Many of the regulations issued by these regulatory bodies may change, the results of which the Company is unable to predict.

Effect of U.S. and Foreign Laws on Certain Arrangements

     Certain subsidiaries of the Company have entered into, and expect to continue to enter into, certain termination or origination arrangements in foreign countries that rely on private lines for the termination of U.S. originated traffic into, or the origination of foreign-based traffic from foreign countries. These arrangements may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized and that such arrangements are permitted in some instances and may be expressly approved by foreign regulatory agencies in other instances. Nevertheless, at this time the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company or its subsidiaries, possibly including rescission of the Company's Section 214 License.

     In addition, the counterparties in these arrangements that compete with the PTT, and their operations may not be permitted by foreign regulatory agencies and the PTT may act unilaterally to cancel or eliminate the private line service on which the foreign company depends. Regulatory authorities in Hong Kong and
the PTT in Mexico have acted against such arrangements.    The  foreign
companies with whom the Company's subsidiaries enter into such arrangements, and perhaps the Company or its subsidiaries, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company's business relationships with such foreign PTTs. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign PTTs) could have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

     As of December 31, 1998, Pacific Gateway's wholly-owned subsidiaries had 165 full-time employees, of which 18 were engaged in international relations, 69 in operations, engineering and information systems, 48 in sales, customer support and business development and 30 in administration. The Russian subsidiary, of which the Company owns a majority interest, has 34 employees.
The Company expects to continue to add personnel as the Company continues to expand its operations and diversify its services.

Financial Information About Foreign And Domestic Operations And Export Sales

     The Company has offshore operations in the United Kingdom, New Zealand, Russia, Bermuda, Japan and Cyprus. For information regarding revenues by country see Note (4) entitled "Segment Data" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K.

Financial Information About Industry Segments

     The Company adopted Statement of Financial Accounting Standard No.131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131) effective January 1, 1998. SFAS No. 131 requires disclosures of a Company's operating segments, which is defined as a segment whose operating results are distinguishable and regularly reviewed by the Company's decision makers. Prior to the adoption of SFAS No. 131, the Company classified all operations under one segment, Telecommunications. By utilizing a combination of factors, principally services provided and geographic areas, the Company has identified three operating segments: U.S. wholesale, offshore and value-added services. The operating results of these segments are regularly reviewed by and integral to the Company's management and its decision-making process. Financial information on the Company's operating segments is included in Note (4) entitled "Segment Data" in the Notes to the Consolidated Financial Statements included in
Part II Item 8 of this 10-K.

Risk Factors

Dependence On Operating Agreements With Foreign Partners

     The Company relies on operating agreements with foreign partners to terminate traffic in, and receive return traffic from, foreign countries. The operating agreements are generally for an unspecified term in accordance with industry practice, although many of the Company's foreign partners have mutual investments with the Company in digital undersea fiber optic cable to assure long-term telecommunications access between their respective countries and the United States. While the Company has been successful in negotiating and maintaining operating agreements, the trend toward deregulation of telephone communications in many countries and a significant reduction in outgoing traffic carried by Pacific Gateway, among other things, could cause foreign partners to terminate their operating agreements or could cause such operating agreements to have substantially less value to the Company. Such termination by certain of the Company's foreign partners could have a material adverse effect on the
Company's business, financial condition or results of operations.   Moreover,
there can be no assurance that the Company will be able to enter into additional operating agreements in the future. In certain countries with either a monopoly carrier or with very few competing carriers, it may be difficult for the Company to negotiate operating agreements for the termination of traffic on reasonable terms and at acceptable rates, if at all. In addition, when there are very few carriers available to terminate traffic in a given country, the transmission quality provided by any such carrier may be of such low quality as to be unacceptable to the Company, in which case the Company will be required to find other carriers willing to terminate traffic. The failure to enter into additional operating agreements could limit the Company's ability to increase its revenues on a profitable basis.

Managing Rapid Growth and Diversification

     The Company is experiencing a period of rapid growth and diversification, which is expected to continue to place a significant strain on the Company's management, operational and financial resources. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, and to expand, train and manage its employee base. Inaccuracies in the Company's forecasts of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses. The Company's overflow traffic is handled by other international carriers to which the Company pays per minute usage fees. The Company is not able to assure that the quality of these services is commensurate with the transmission quality provided by the Company. Finally, the Company has entered into a phase of rapid diversification. The Company is changing from an international carrier that measured its revenue essentially according to the number of "minutes" of phone traffic it terminated to a far more diverse supplier of "bandwidth" services that expects to enter developing new areas such as Internet services. Although these diversification efforts promise significant returns for the Company and its shareholders, these efforts necessarily result in the assumption of risks, such as greater demands on management time, investment risks associated with capital expenditures for new lines of business and increased pressures upon the Company's operations and financial systems.
The inability to attract and retain additional qualified personnel could materially and adversely affect the Company. The Company expects that its expansion and diversification will lead to increased financial and administrative demands, such as increased operational complexity associated with, expanded network facilities, administrative burdens associated with managing an increasing number of foreign subsidiaries and relationships with foreign partner. The Company's accounting systems and policies have been developed as the Company has experienced significant growth. There can be no assurance that they will be adequate to support the Company's future operations. If the Company is not able to manage its growth effectively, maintain the quality of its service or diversify its services quickly and effectively, the future development of the Company's business may be adversely affected.

Risks Associated with Growth of Telecommunications Network Customer Base

      Although the Company's strategy is to seek to establish significant traffic volumes prior to investing in fixed-cost facilities, the development of such facilities entails significant costs and prior planning, which are based in part on the Company's expectations concerning future revenue growth and market developments. As the Company expands its network and the volume of its network traffic, its cost of revenues will increasingly consist of fixed costs arising from the ownership and maintenance of its switches and undersea fiber optic cables. While the Company believes that in the long-term these investments will allow it to reduce its cost of service and to enhance its service offerings, in the short-term, costs increases and a decrease in the Company's operating margins may occur. If the Company's traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of its network, the Company's costs as a percentage of revenue could increase significantly, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Risks Of International Telecommunications Business

     The Company generates a significant portion of its revenues by providing international wholesale telecommunications services to its customers. The international nature of its operations subject the Company to certain risks, such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs, taxes and other trade barriers, as well as political and economic instability. The Company's revenues and cost of long distance services are sensitive to changes in international settlement rates, changes in the ratios between outgoing and incoming traffic, foreign currency fluctuations, and import and export regulations. In addition, the Company's business could be adversely affected by a reversal in the current trend toward deregulation of government-owned telecommunications carriers. In the event of any dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. The Company also may be hindered or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to the Company's ability to do business in that country will not change. Any such change could have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be increasingly subject to these risks to the extent that it proceeds with the planned expansion of its international operations.

     International rates charged to customers are likely to decrease in the future for a variety of reasons, including increased competition between existing carriers, new entrants into niche markets and the consummation of joint ventures among large international carriers that facilitate targeted pricing and cost reductions. The rates that the Company can charge its customers for international services also may decrease in the future due to the widespread resale of international private lines to provide switched voice services, the provision of international services via non-traditional means (including the Internet) and the rapid growth of international circuit capacity due to the deployment of new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean regions. There can be no assurance that the Company will be able to increase its traffic volume or reduce its operating costs sufficiently to offset any resulting rate decreases.

     Certain subsidiaries of the Company have entered into, and expect to continue to enter into, certain termination arrangements or origination arrangements in foreign countries that rely on private lines for the termination of U.S. originated traffic into, or the origination of foreign-based traffic from foreign countries. These arrangements may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized, and that in the future such arrangements may be expressly approved by foreign regulatory agencies. Nevertheless, the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies relating to private line resale. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company, including rescission of the Company's authority to provide international telecommunication services. In addition, the counterparties in these arrangements compete with the PTT and their operations may not be permitted by foreign regulatory agencies. The PTT may act unilaterally to cancel or eliminate the private line service on which the foreign company depends. In 1997, regulatory authorities in Hong Kong and the PTT in Mexico have acted against such arrangements. The foreign companies with whom the Company's subsidiaries enter into such arrangements, and perhaps the Company or its subsidiaries, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company's business relationships with such foreign PTTs. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign
PTTs) could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence On Availability Of Transmission Facilities

     The future profitability of the Company will depend in part on its ability to obtain transmission facilities on a cost-effective basis. Because digital undersea fiber optic cables typically take several years to plan and construct, carriers generally make investments based on a forecast of anticipated traffic. Therefore, the Company's operations are subject to the risk that it will not adequately anticipate the amount of traffic over its network and may not procure sufficient capacity to ensure the cost-effective transmission of customer traffic. The Company has not controlled the planning or construction of digital undersea fiber optic transmission facilities and the Company seeks access to such facilities through partial ownership positions. If ownership positions are not available, the Company must seek access to such facilities through lease arrangements on negotiated terms that may vary with industry and market conditions. The Company currently has partial ownership interests in 19 digital undersea fiber optic cable systems. In addition, unlike AT&T, Sprint and MCI Worldcom, the Company does not have direct access from it's gateway switches to the digital undersea fiber optic cable heads and will be required either to build its own "backhaul" facilities or to lease these facilities from these competitors of the Company.

     The Company has applied to obtain partial ownership interests in new undersea fiber optic cables, which are currently under construction. These cables are subject to regulation by the FCC, for the U.S. portion, and by foreign authorities, for overseas termination points. Each new cable system that lands in the United States must be approved by the FCC before the system may be activated. The FCC has provided or will provide opportunity for public comment on each such application. The application of at least one of the cables in which the Company seeks an interest has been opposed by a private party pursuant to the FCC notice and comment procedure. There is no guarantee that the FCC or responsible foreign authorities will take favorable action with respect to the undersea fiber optic cables in which the Company seeks an interest. In addition, the FCC approval process may delay the date that a cable system is ready for service. Regulatory delays regarding the commencement of the operation of a cable could have material adverse effect on the Company's business, results of operations, or financial conditions. There can be no assurance of continued availability of transmission facilities or access to digital undersea fiber optic cable heads on economically viable terms.

Competition

     The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international telecommunications services market is dominated by AT&T, MCI WorldCom and Sprint. The Company also competes with other carriers in certain markets. As the Company's network expands to serve a broader range of customers, Pacific Gateway expects to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than the Company. Moreover, the Company is likely to be subject to additional competition as a result of the formation of global alliances and mergers among the largest telecommunications carriers. Existing or planned global alliances or combinations include Global One, AT&T/British Telecommunications plc and Global Crossing/Frontier. The Company also faces competition from companies offering resold international telecommunications services. The Company expects that competition from such resellers will increase in the future in tandem with increasing deregulation of telecommunications markets worldwide.

     The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Those technologies being developed or already introduced include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications, digital wireless communication systems such as personal communications services and broadband multimedia applications. The Company is unable to predict which of many possible future products and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

     Recent regulatory changes also are expected to increase competition in the telecommunications industry. In February 1996, the Telecom Act was adopted.
The Telecom Act promotes additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies. The Telecom Act permits the RBOCs to compete in interstate and international service. Although an RBOC currently may not offer international services to customers within the region where the RBOC has market power, some RBOCs have begun to resell international services to customers outside of such regions or through mobile telephone subsidiaries. AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints that should make it easier for AT&T to compete with alternative carriers such as the Company. In addition, in February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the WTO, which agreement became effective in February 1998. Under the WTO Agreement, countries committed to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. The FCC has adopted various rules designed to implement the principles of the WTO Agreements. See "--Government Regulation." The FCC also adopted streamlined license granting procedures for carriers from WTO Agreement signatory countries, pursuant to which the FCC granted more than 200 international applications in the first 90 days after the streamlined procedures became effective. There can be no assurance that the Company will be able to effectively compete in the new regulatory environment or that these changes or other regulatory developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The U.S. telecommunications services industry is becoming more concentrated as a result of mergers, acquisitions and consolidations between and among U.S. carriers. Major mergers that have been consummated or are expected to close soon include WorldCom/MCI, AT&T/TCI, Bell Atlantic/GTE and SBC/Ameritech. Numerous other, smaller combinations have been announced or consummated as well, such as Global Grossing/Frontier. The Company is unable to predict the effect of these mergers and combinations on competition. The mergers involving WorldCom/MCI and Bell Atlantic/GTE, which are important U.S. international carriers, particularly will affect the Company in ways that are not clear. Consolidation of large U.S. international carriers has the effect generally of reducing the number of large, facilities-based carriers that compete with the Company, while making each such competitor stronger, both financially and in the variety of international routes covered on a facilities basis. This consolidation could make it more difficult for the Company to compete in providing facilities-based services. Similarly, the consolidation and enlargement of the remaining U.S. RBOCs could make these companies more important competitors to the Company as the RBOCs begin to offer substantially end-to-end service between the United States and foreign destinations.

Risks Related to Bandwidth Capacity Investments

     The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of the cable projects in which the Company is investing, as well as on achieving capacity sales on the Company's portion of these systems once they become operational, the construction or leasing of necessary "backhaul" facilities, and the deployment of a fiber optic network of significant capacity within the United States and foreign countries. There can be no assurance that these new systems will be completed at all, let alone at the cost or in the time frame currently estimated. Furthermore, there can be no assurance that the Company will be able to sell capacity on the new cable systems in which it is investing at optimal prices. The Company's commitment to cable investments reflects the Company's belief in rapid growth of the demand for international telecommunication capacity. There can be no assurance that such anticipated demand growth will occur. The domestic fiber optic capacity, as well as undersea fiber optic cable transmission systems, have experienced significant per circuit price declines resulting from technological advances in fiber optic technology. Recent technological advances have created even greater per circuit pricing pressure in the industry. In addition, the introduction of new products or the emergence of new technologies may enable competitors to install competing systems at a lower per-circuit cost on routes currently targeted by the Company or to expand capacity on existing competitive systems, potentially rendering the Company's systems not cost competitive. The Company's cable investment also will be subject to the risks inherent in a large-scale, complex undersea fiber optic telecommunications system employing advanced technology, including operations, administration, maintenance and repair. There can be no assurance of the actual useful life of any of the systems that the Company uses and failure of any such systems could have a material adverse effect on the Company's business, financial condition or results of operations.

Risk from Proposed Internet Operations

     The Company's success in launching Internet operations will depend on several factors including finding the right personnel to manage the operations; the Company's ability to compete successfully in the Internet marketplace where competition already is intense; the Company's ability to win customers from established vendors; and growth in the Internet in accordance with the Company's expectations. There can be no assurances that the Company will be able to successfully enter the Internet marketplace. Failure of the Company to do so could have a material adverse effect on the Company's diversification strategy, as well as on its business, financial condition or result of operations.

Dependence On Key Personnel

     The Company is dependent on the efforts of certain key personnel to successfully operate its business. These personnel include Howard A.
Neckowitz, Chairman of the Board, President and Chief Executive Officer; Gail E. Granton, Executive Vice President, International Business Development and Secretary; Ronald D. Anderson, Vice President, Operations and Engineering; Robert F. Craver, Senior Vice President, International Relations; Fred A. Weismiller, Executive Vice President, International Marketing; Thomas J. Murphy, Executive Vice President of Global Networks and Multimedia Services and Sandra
D. Grey, Chief Financial Officer and Vice President, Finance, as well as a group of employees with long-standing industry relationships and technical knowledge of the Company's operations. The loss of the services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does have employment agreements with certain of these personnel but does not maintain key person life insurance on any of its officers or employees. The Company's future success will also depend on its ability to attract and retain additional management, technical and sales personnel required in connection with the growth and development of its business.

Capital Expenditures; Potential Need For Additional Financing

     The facilities-based telecommunications industry requires substantial capital investment in switching and peripheral equipment and digital undersea fiber optic cables. Growth in the number of minutes transmitted, international locations and customers served by the Company will require additional investment in equipment and facilities. Moreover, the Company's diversification strategy will significantly increase the Company's capital requirements. In particular, in 1998, the Company incurred commitments of approximately $168 million to purchase interests in the Japan-U.S. and TAT-14 undersea cable systems. To fully exploit the potential of these investments, the Company is planning additional investments in related "backhaul" facilities and bandwidth capacity located in the United States and Europe. The Company has obtained a commitment letter from Salomon Brothers Holding Company, Inc. and Goldman Sachs Credit Partners L.P. for a $200 million credit facility, with the ability to add an additional $100 million of bank debt. While the Company believes that its existing and anticipated sources of liquidity should be sufficient to fund the capital requirements of its current business for the foreseeable future, certain events may occur that would require the Company to obtain additional financing which could take the form of the public sale of debt or equity securities. Such events could include acquisitions, the decision to expand investment in facilities, faster than expected growth or lower than anticipated funds generated from operations. There can be no assurance that the Company will be able to raise additional financing, or, if raised, that the terms of such financing will be favorable to the Company.

Risks Associated With Joint Ventures, Direct Investments and Acquisitions

     An important component in the Company's business strategy is to expand through joint ventures, investments and acquisitions. This growth strategy is dependent on the continued availability of suitable strategic opportunities and subjects the Company to certain risks. Pursuing these transactions could place significant demands on the Company's financial and management resources and potentially disrupt the Company's ongoing business. Transactions also may require integration of financial and call routing systems, network and other physical facilities and personnel. Difficulties in integration could cause system degradation, added costs and loss of employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or other problems in connection with future transactions. In addition, any such transactions materially adversely affect the Company's operating results due to dilutive issuances of securities and the incurrence of additional debt.

Government Regulation

     The Company's business is heavily regulated, which in turn imposes certain risks on the Company. See "Business-Government Regulation." The Company's interstate and international facilities-based and resale services are subject to regulation by the FCC, and regulations promulgated by the FCC are subject to change in the future. The Company is also subject to regulation in foreign countries in connection with certain of its business activities. For example, the Company has obtained licenses in certain countries, including the United Kingdom, Germany, France, Japan, Australia, New Zealand and Canada, and anticipates becoming licensed in others. In addition, the Company's use of transit agreements or arrangements, if any, may be affected by laws or regulations in either the transited or terminating foreign jurisdiction. There can be no assurance that foreign countries will not adopt laws or regulatory requirements that could adversely affect the Company, or that the Company will be able to obtain and keep required licenses and obtain reasonably-priced access to certain markets. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition or results of operations or that regulators or third parties will not raise issues or take enforcement actions with regard to the Company's compliance with applicable regulations.

     The telecommunications industry has recently experienced significant regulatory changes designed to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. See "Business-- Government Regulation." The Company is unable to predict the full effect of these changes on the international telecommunications market. These changes are expected to increase competition in the telecommunications market. See "--Competition." These changes may result in lower costs to the Company; however, the revenues that the Company receives may decrease to a greater degree as a result of increased competition. For example, WTO Carriers with market power in their home markets may be able to more easily offer United States and foreign customers services to the disadvantage of United States carriers, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such services. There can be no assurance that these events would not have a material adverse effect on the Company's business, financial condition or results of operations.

Foreign Ownership

     Under the Communications Act, no common carrier radio license may be held by non-U.S. citizens or their representatives; foreign governments or corporations organized under the laws of a foreign country; U.S. corporations with more than 20% of its stock directly owned or voted by non-U.S. citizens; or more than 25% of its stock indirectly owned or voted by aliens, in the last instance without first obtaining FCC approval. For WTO entities, the FCC has established an open entry standard, meaning that the FCC presumptively will approve greater than 25% indirect ownership by a WTO Carrier of a U.S. common
carrier radio licensee, subject to certain competitive safeguards.   The FCC has
reserved the right in certain cases to attach additional conditions to a grant of authority, and to deny the application in the exceptional case in which an application poses a very high risk to competition. For carriers from countries that are not signatory to the WTO Agreement, the FCC will continue to apply the ECO test in deciding whether to approve greater than 25% ownership of an international radio licensee.

     The FCC also requires a carrier to notify the Commission if it becomes affiliated with a foreign carrier, if it acquires greater than 25% interest in a foreign carrier or if a foreign carrier acquires a greater than 25% interest in the Company.

Federal Legislation and Implementation

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

     In implementing the Telecom Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long distance market. These rules have been largely upheld on appeal, while certain elements were remanded to the FCC. The Company cannot predict the ultimate outcome of the FCC's rulemaking and possible subsequent court challenges, or the eventual effect on its businesses or the industry in general.

     The FCC has denied applications filed by Ameritech, SBC and BellSouth seeking authority to provide in-region, interLATA long distance service to
Michigan, Oklahoma, Louisiana and South Carolina, respectively.   In its denial
of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format and content of future applications and the review standards that it will apply in evaluating any future applications. The Company cannot predict the RBOC's willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Other RBOCs have announced their intention to file applications at the FCC for authority to provide interLATA services. The
Company cannot predict the outcome of these proceedings. Both US West and Ameritech entered into a "teaming arrangement" with Qwest Communications, a domestic U.S. facilities-based carrier whereby the RBOC would market Qwest's long distance service. AT&T and other IXCs immediately challenged these arrangements as the unauthorized provision of long distance service by US West and Ameritech. The FCC first ordered the defendants to cease this arrangement pending disposition of the IXCs' complaints, and then agreed with the IXCs and ordered permanent cessation. US West, Ameritech and Qwest have appealed the FCC's orders. The Company cannot predict the outcome of these appeals. Once RBOCs are approved to (or de facto) provide in-region interLATA service, a logical extension of that service might be to also provide international services. To the extent that the RBOCs enter the international long distance business, they could become major competitors of the Company. It is also possible that they could become customers of the Company's wholesale business, although there is no assurance that this would happen.

     The Company is subject to access charges and may be subject to Universal Service Fund contributions on some of its reserves. See "Business--Government Regulation." The FCC has issued orders to reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information services providers including, among others, ISPs should not be subject to existing access charges. These FCC orders were upheld on appeal. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in access rates and retail service rates to state universal service funds. Access charges are a principal component of the Company's telecommunications expense. Pacific Gateway cannot predict whether the FCC or state proceedings will result in a material impact upon the consolidated financial position or the Company's profitability.

     In a report to Congress last year, the FCC stated that providers of phone-to-phone Internet telephony might eventually be subject to some sort of common carrier regulation. The FCC, however, has not taken further action in this regard. The Company has explored the use of Internet telephony in various forms. The Company cannot predict what effect, if any, such FCC regulation would have, if implemented.

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

     In sum, there can be no assurance that current laws and FCC and other regulations will not be amended or modified. Any such amendment or modification could have a material adverse effect on the Company's business, financial condition or results of operations.

Effects of Natural Disasters and Other Catastrophic Events; Risks of Network Failure

     The Company's business is susceptible to natural disasters and catastrophic events such as earthquakes, fire, power outages, terrorism and war. Any system or network failure that causes interruptions in the Company's operations could have a material adverse effect on its business, financial condition or results of operations. The Company's operations are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and to cause strain upon the network. The Company's operations also are dependent on the Company's protection of its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes and earthquakes, other catastrophic events such as civil unrest, terrorism and war and other sources of power loss and telecommunication failures. Although the Company has taken a number of steps to prevent its network from being affected by natural disasters, such as building redundant systems for power supply to the switching equipment, there can be no assurance that any such systems will prevent the Company's switches from becoming disabled in the event of a natural disaster or catastrophic event. The failure of the Company's network, or a significant decrease in telephone traffic resulting from effects of a natural disaster or catastrophic event, could have a material adverse effect on the Company's relationship with its customers and the Company's business, financial condition or results of operations.

Concentration Of Credit Risk

     The Company's customer base includes domestic and international companies in the telecommunications industry. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable from its customers. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been insignificant and within
management's expectations.   However, the failure of any of the Company's large
customers to remit payments to the Company due to bankruptcy or otherwise could have a material adverse effect on the Company's business, financial condition or results of operations.

Anti-Takeover Provisions

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock (the "Preferred Stock") and to determine the price, rights, preferences and privileges of those shares without any further vote or actions by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and serving other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, a majority of the outstanding voting stock of the Company. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. The application of
Section 203 could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's bylaws, including provisions that provide that the exact number of directors shall be determined by a majority of the Board of Directors, that vacancies on the Board of Directors may be filled only by a majority vote of the directors then in office, though less than a quorum, and that stockholder meetings may only be called by the Board of Directors or the Chairman of the Board, may have the effect of delaying or preventing a change in control of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company adopted a stockholders rights plan (the "Stockholders Rights Plan") in November 1997 and, in connection therewith, entered into a Rights Agreement between the Company and Norwest Bank Minnesota N.A., as Rights Agent, dated as of November 17, 1997, which will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. These provisions, along with the adoption of the Stockholders Rights Plan, may discourage takeover bids for the Company. See Note (9) in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K for further information on the Stockholders' Rights Plan.

Operating Results Subject to Significant Fluctuations

     The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of these operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's financial results include many variable factors and as such the Company's revenues, costs and expenses have fluctuated in the past and are likely to continue to fluctuate in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of large customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of large customers; pricing pressure resulting from increased competition; delays or difficulties in the development of new products or programs or in the integration of new management personnel and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuation in rates charged by carriers to terminate the Company's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in the Company's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long term arrangements for the purchase of resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

Possible Volatility of Stock Price

     Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company or its competitors, including results of operations, technological innovations, government regulations, proprietary rights or significant litigation, may have a significant impact on the market price of the Company's Common Stock. Quarterly results may vary substantially from previous or corresponding periods, causing the Company to fall short of expectations of public market analysts and investors for such quarter, which could have a material adverse effect on the market price of the Company's Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings to develop and expand its business.

Year 2000 Issue

     The "Year 2000" issue affects computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures. The Year 2000 issue may also affect the systems and applications of the Company's vendors and customers. The costs associated with testing Year 2000 readiness of the Company's internal information systems and with testing and upgrading of equipment to ensure Year 2000 readiness are not expected to be material to the Company's business, financial condition or results of operations. A number of the computers of the Company's customers and vendors that interface with the Company's systems may run on programs that are not Year 2000 ready and may disrupt the Company's billing, credit and tracking systems. In the event that any of the Company's significant vendors and customers do not successfully and timely achieve Year 2000 readiness and the Company is unable to replace them with new and/or alternative vendors and customers, the Company's business or operations could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this 10-K.

ITEM 2.  PROPERTIES

     The principal offices of the Company are located in 36,400 square feet of space in Burlingame, California. The Company leases this space under agreements which expires in April 1999 and December 2003. The Company also leases a total of approximately 40,000 square feet in the U.S. in the cities of New York, Los Angeles and Dallas and in the United Kingdom, New Zealand, Russia, Japan and Australia as sites for its switching facilities. In addition, the Company leases a total of approximately 3,000 square feet of office space in Houston, Texas, Tarzana, California and Riverside, California for its operations. The Company believes that its facilities are adequate to support its current needs and that suitable additional facilities will be available, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS

     Set forth below are the names, ages, positions and certain other information concerning the current executive officers and other key members of management of the Company.

     The executive officers of the Company are as follows:

NAME                          AGE     POSITION

Howard A.  Neckowitz           45     President and Chief Executive Officer

Gail E.  Granton               43     Executive Vice President,  International Business
                                      Development and Secretary

Ronald D.  Anderson            42     Senior Vice President, Operations and Engineering

Robert F.  Craver              56     Senior Vice President, International Relations

Fred A.  Weismiller            57     Executive Vice President, International Marketing

Thomas J.  Murphy              47     Executive Vice President of Global  Networks and
                                      Multimedia Services

Sandra D.  Grey                32     Chief Financial Officer and Vice President, Finance


MR. HOWARD A. NECKOWITZ has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in August 1991. Mr. Neckowitz previously served as a consultant to major U.S. and overseas telecommunications companies with respect to valuation and due diligence processes for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operations in various countries. Prior to his consulting experience, Mr. Neckowitz served from 1982 to 1986 as Director, International Services, at GTE Sprint, where he founded and developed GTE Sprint's international services operation. In this position, he was responsible for feasibility analyses supporting GTE Sprint's entrance into the international switch service market. From 1977 to 1982, Mr. Neckowitz worked at AT&T in its Overseas Department.

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

MR. FRED A. WEISMILLER joined the Company in November 1994 as Executive Vice President, International Marketing. Mr. Weismiller's responsibilities include developing the valued-added long distance services, which can be sold to U.S. carriers and to carriers in developing overseas markets. From 1991 to 1994, Mr. Weismiller served as Managing Director and Executive Director, Sales and Marketing at Telecom New Zealand. Mr. Weismiller has 26 years of experience in international and domestic telecommunications management, including 20 years with AT&T, where his final assignment was in Hong Kong as the Managing Director of the AT&T Regional Technical Center from 1989 to 1990.

MR. THOMAS J. MURPHY joined the Company in August 1998 as Executive Vice President, Global Networks and Multimedia Services. From 1993 to 1998, Mr. Murphy worked at Cable and Wireless U.S., a telecommunications company exclusively servicing the U.S. business market, where he served as the Chief Operating Officer. Mr. Murphy has extensive experience in telecommunications operational activities including facilities management, technical operations, network operations, project management and network planning. Mr. Murphy has worked in the telecommunications industry for over 20 years.

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

                                               High      Low
                                              -------  -------
          Quarter ended March 31, 1997        $39.250  $22.500
          Quarter ended June 30, 1997         $29.000  $21.750
          Quarter ended September 30, 1997    $39.375  $27.000
          Quarter ended December 31, 1997     $55.125  $33.000

          Quarter ended March 31, 1998        $57.875  $43.188
          Quarter ended June 30, 1998         $60.750  $38.875
          Quarter ended September 30, 1998    $46.750  $26.500
          Quarter ended December 31, 1998     $49.250  $23.250

     As of March 17, 1999 there were 99 holders of record of the Common Shares of the Company.

     The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings to develop and expand its business.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                              Year Ended December 31,
                                                     -------------------------------------------------------------------------
                                                          1998           1997            1996            1995          1994
                                                     -----------     ----------      ----------      ----------    -----------
Statement of Operations Data:                                       (In thousands except per share amounts)
   Revenues                                             $466,291       $298,609        $162,426         $76,416        $20,913
   Cost of long distance                                 393,640        254,076         140,340          66,346         17,196
                                                     -----------     ----------      ----------      ----------    -----------
      Gross margin                                        72,651         44,533          22,086          10,070          3,717
   Selling, general and administrative expenses           36,791         21,416          11,113           5,467          2,273
   Depreciation and amortization                           8,713          5,417           2,044           1,124            410
                                                     -----------     ----------      ----------      ----------    -----------
      Operating income                                    27,147         17,700           8,929           3,479          1,034
   Other (income) expense, net                            (1,132)          (126)            129               -              -
   Interest (income) expense, net                         (2,292)        (2,009)           (885)            538            193
                                                     -----------     ----------      ----------      ----------    -----------
      Income before income taxes                          30,571         19,835           9,685           2,941            841
   Provision for income taxes                             10,635          7,338           3,877           1,155            205
                                                     -----------     ----------      ----------      ----------    -----------
      Net income                                        $ 19,936       $ 12,497        $  5,808         $ 1,786        $   636
                                                     ===========     ==========      ==========      ==========    ===========
   Net income per share - diluted                          $0.97          $0.64           $0.34           $0.12          $0.04
                                                     ===========     ==========      ==========      ==========    ===========
   Weighted average number of common
     shares outstanding-diluted                           20,495         19,497          16,872          14,535         14,300
                                                     ===========     ==========      ==========      ==========    ===========

                                                                              Year Ended December 31,
                                                     -------------------------------------------------------------------------
                                                          1998           1997            1996            1995          1994
                                                     -----------     ----------      ----------      ----------    -----------
                                                               (In thousands except revenues per minute of use amounts)
   Other Operating Data:
      EBITDA/(1)/                                     $   35,860     $   23,117        $ 10,973        $  4,603        $ 1,444
      Capital expenditures                            $   49,611     $   36,725        $ 18,669        $  7,233        $ 3,745
      Minutes of use                                   1,635,285      1,025,649         563,495         252,925         61,690
      Revenues per minute use                              $0.29          $0.29           $0.29           $0.30          $0.34

                                                                                  As of December 31,
                                                     -------------------------------------------------------------------------
                                                         1998            1997           1996            1995           1994
                                                     -----------     ----------      ----------      ----------    -----------
                                                                                   (In thousands)
   Balance Sheet  Data:
      Cash and cash equivalents                       $   30,041     $   43,850        $ 45,563        $  1,792        $     9
      Working capital (deficit)                       $   (8,953)    $   14,541        $ 35,051        $ (6,412)       $   242
      Total assets                                    $  235,637     $  171,617        $103,816        $ 29,976        $12,301
      Stockholders' equity                            $  100,639     $   76,573        $ 62,472        $  2,891        $ 1,104

_______________

/(1)/ EBITDA represents earnings before interest expense, income taxes, depreciation and amortization expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note on forward-looking statements

     This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company, and future developments in the telecommunications industry, are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic and changes in expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities such as domestic, international and undersea fiber optic cable facilities or in the feasibility and expense of building or leasing such facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail
E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer which provides significant revenues to the Company; (xi) highly competitive market conditions in the industry and rapid technological change; (xii) future management decisions regarding, for example, acquisitions, capital expenditures or financings; (xiii) concentration of credit risk; (xiv) natural disasters and catastrophic events, including network outages or failures; (xv) opportunities for (and problems relating to) the acquisition of other companies or offshore facilities; (xvi) difficulties that maybe encountered in the development of bandwidth services; including construction delays, regulatory obstacles and the availability of opportunities for additional bandwidth services; (xvii) uncertainties in the development of ethnic marketing programs and new business lines, such as the Company's commencement of Internet operations and sales to switchless resellers relating, for example, to the difficulty of hiring appropriate personnel and competitive conditions; (xviii) Internet growth at slower rates than expected due to market conditions or (xix) any failure of our computer systems or the computer systems of third parties that are material to our operations (such as the computer systems of service providers, suppliers and brokers) to process correctly information relating to dates in and after the year 2000. See "Risk Factors" included in Part I of this 10-K for additional reasons why the forward-looking statements may not be realized. The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Pacific Gateway was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. The Company operates an international network consisting of international and domestic switching facilities in the U.S in New York, Los Angeles and Dallas and offshore in the United Kingdom, New Zealand, Russia and Japan. The Company has partial ownership interests in 19 digital undersea fiber optic cable systems in the Atlantic, Pacific and Caribbean regions and operating agreements with foreign carriers that provide for the exchange of telecommunications traffic. In 1998, the Company committed to invest in two significant undersea fiber optic cable construction projects: the Japan-U.S. Cable network for $86 million and the TAT-14 Cable Network for $70 million, which will connect the United States with the UK, France, Germany, the Netherlands and Denmark. Both cables are
planned to be placed into operation in 2000.   As of December 31, 1998, along
with many varied options for termination, the Company had 44 operating agreements in 28 countries around the world, which provide for the exchange of telecommunications traffic with these carriers.

     The Company has focused its efforts in 1998 towards expanding its operations offshore and diversifying its operations to provide value-added services. In 1998, the Company began operations in Japan and began the licensing, construction and pre-sales activities in offshore locations of Germany, France and Australia. Additional offshore locations are expected to be
developed in 1999.   To diversify its operations, the Company has initiated
ethnic marketing programs for the Filipino and Japanese ethnic markets to provide international long distance services. The Company expects to continue to diversify its markets and service offerings in 1999.

     The Company's revenues are derived from three operating segments: U.S. wholesale, offshore and value-added services. The Company's U.S. wholesale segment provides international telecommunications services at low cost and high quality to its target base of U.S.based carriers that originate international traffic but do not have operating agreements with foreign carriers to terminate
the traffic.   The U.S. wholesale segment also provides service to U.S.-based international carriers, terminating their overflow telecommunications traffic or
on routes with smaller traffic volumes.   The offshore segment consists
primarily of traffic originated through the Company's operations in the UK,
Germany, France, Russia, Japan, Australia and New Zealand.   The Company is
diversifying its operations to include a variety of emerging and value-added services. Revenues generated by this operating segment are from providing international long distance services to certain ethnic retail markets, principally the Filipino-American and Japanese-American communities. In the first quarter of 1999, the Company expanded its ethnic retail marketing to include the Chinese and Vietnamese communities. The Company plans to expand its ethnic marketing program to additional ethnic communities in 1999.

     The majority of the Company's costs are variable and consist of payments to foreign partners for the termination of traffic, payments to other providers of long distance services for transmission services, payments to domestic carriers for the termination of overseas-originated traffic in the United States where the Company does not have its own domestic network and payments to local exchange companies for access charges for originating and terminating international and domestic traffic. The Company enters new markets by establishing operating agreements with foreign partners, by gaining termination arrangements with U.S. carriers or those carriers in offshore markets who are able to terminate traffic on the Company's behalf and through innovative termination arrangements. The Company seeks to have ownership positions in cable systems where it believes its customers' demand will justify the investment in those fixed assets. Although the Company is generally able to earn a higher gross margin on traffic routed through its owned circuits relative to leased routes, Pacific Gateway will continue to buy usage-sensitive transmission capacity on a per minute basis from other U.S. facilities-based international carriers on routes where traffic volumes are relatively low or inconsistent, as well as to manage overflow traffic on busy routes.

     Under the FCC mandated operating agreement regime, the Company traditionally agrees to send U.S.-originated traffic to its foreign partners and its foreign partners agree to send a proportionate amount of return traffic via the Company's network at negotiated rates. These agreements contractually obligate the foreign partners to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to U.S.-based international carriers, such as the Company, in the same proportion as traffic carried into the foreign country. The Company and its foreign partners typically settle the amounts owed to each other in cash on a net basis, subsequent to the receipt of return traffic. The Company records the amount due to the foreign partners as an expense in the period the Company's traffic is delivered. Where the offshore markets have begun to liberalize, the Company has experienced the traditional environment changing to a more cost-based termination arrangement.



     The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                           Year Ended December 31,
                                                      ---------------------------------------
                                                          1998           1997          1996
                                                      ----------      ---------     ---------

 Revenues                                                  100.0%         100.0%        100.0%
 Cost of long distance services                             84.4%          85.1%         86.4%
                                                      ----------      ---------     ---------
            Gross margin                                    15.6%          14.9%         13.6%
 Selling, general and administrative expenses                7.9%           7.2%          6.8%
 Depreciation and amortization                               1.9%           1.8%          1.3%
                                                      ----------      ---------     ---------
            Total operating expenses                         9.8%           9.0%          8.1%
                                                      ----------      ---------     ---------
            Operating income                                 5.8%           5.9%          5.5%
 Other (income) expense, net                                (0.2)%          0.0%          0.0%
 Interest income                                            (0.6)%         (0.7)%        (0.5)%
                                                      ----------      ---------     ---------
    Income before income taxes                               6.6%           6.6%          6.0%
 Provision for income taxes                                  2.3%           2.4%          2.4%
                                                      ----------      ---------     ---------
            Net income                                       4.3%           4.2%          3.6%
                                                      ==========      =========     =========

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

     Revenues:   Total revenues in 1998 increased 56.2% to $466.3 million from
$298.6 million in 1997. The increase was primarily the result of growth in each of the Company's three operating segments: U.S. wholesale, offshore and value-added. U.S. wholesale revenues grew from $279.8 million in 1997 to $390.6 million in 1998. This growth is attributed to an increase in volume of traffic in the U.S. market and an increase in number of U.S. wholesale customers to 102 at December 31, 1998 from 90 at December 31, 1997. The Company's offshore operations in the UK, Russia, New Zealand and Japan generated $55.7 million in revenue for the year ended December 31, 1998 compared to $17.7 million for the year ended December 31, 1997. Offshore operations began in 1997 with 35 customers at December 31, 1997 and grew to 61 customers at December 31, 1998. Value-added services, which primarily provide international long distance services to certain ethnic markets, contributed $20 million to revenue in 1998 compared to $1.1 million in 1997. As a result of the growth in all three operating segments, total minutes increased 59% from 1997 while the average price per minute charged to customers remained unchanged at 29 cents. During 1998, the Company experienced price declines in all operating segments; however, the Company's average price per minute remained unchanged from 1997 because the Company was able to expand its operations in the offshore markets and diversify its operations to include value-added services, both of which generally offer higher prices. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the United States and the increase in the incidental United States domestic terminating traffic are additional factors influencing the average price per minute.

     Gross margin: Gross margin as a percentage of revenues increased from 14.9% in 1997 to 15.6% in 1998, primarily due to the expansion of operations to include additional offshore markets and the diversification of operations to include value-added services. The offshore and value-added services segments contribute to gross margin by maintaining higher prices while utilizing the existing U.S. wholesale low-cost network and back-office systems. In addition, in the U.S. wholesale segment, the Company generally paid lower access rates to carriers terminating its traffic than it paid in 1997. The Company continues to experience pressure on gross margin across all operating segments. The Company expects its expansion and diversification plans will offset this erosion over the long-term. The cost of long distance service increased to $393.6 million for the year ended December 31, 1998 from $254.1 million at December 31, 1997.

     Selling, general and administrative expenses: As a percentage of revenues, selling, general and administrative expenses increased from 7.2% in 1997 to 7.9% in 1998 and the actual expenses increased 71.8% to $36.8 million from $21.4 million. This increase was due primarily to increased personnel as the number of employees at the Company's wholly owned subsidiaries grew to 165 from 90 at December 31, 1997. In addition, the Company incurred increased sales commission expenses payable to its joint venture, PinTouch Telecom, who markets the Company's value-added services to the Filipino-American ethnic market.

     Depreciation and amortization: Depreciation and amortization increased 60.9% to $8.7 million in 1998 from $5.4 million in 1997 representing 1.9% of 1998 total revenues. The increase in the dollar amount was primarily due to depreciation of the additional transmission facilities acquired in the U.S. wholesale and offshore operating segments during 1998.

     Interest income: Interest income increased 14.1% to $2.3 million in 1998 from $2.0 million in 1997. The increase was primarily due to the Company having on average $34 million in cash or cash equivalents during 1998 as compared to on average $30 million in cash or cash equivalents during 1997.

     Other (income) expense, net: Other income was $1.1 million in 1998 compared to $0.1 million in 1997. The increase is related to the equity in the earnings of the Company's unconsolidated joint venture, PinTouch Telecom.

     Income tax: Income taxes increased to $10.6 million from $7.3 million, primarily due to increased operating income. The effective tax rate was 34.8% in 1998 and 37% in 1997. The decrease in the effective tax rate was attributable to earnings of certain non-U.S. subsidiaries, a portion of which are intended to be reinvested indefinitely in operations outside the U.S.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     Revenues: Total revenues in 1997 increased 83.8% to $298.6 million from $162.4 million in 1996. The increase was primarily the result of an active U.S. market and growth of the Company's offshore sites in the UK, Russia and New Zealand. Sales to existing customers increased as the number of operating agreements grew to 43 at December 31, 1997 from 30 at December 31, 1996. The total number of customers worldwide increased to 125 at December 31, 1997 from 75 at December 31, 1996. As a result, total minutes increased 82% from 1996 while the average price per minute charged to customers remained unchanged at 29 cents. During 1997, prices generally declined in the markets in which the Company principally operates and may decline further in the future. However, the Company's average price per minute remained unchanged from 1996 because the Company was able to increase traffic to markets offering higher prices. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the United States and the increase in the incidental United States domestic terminating traffic are factors influencing the average customer price per minute.

     Gross margin: Gross margin as a percentage of revenues increased from 13.6% in 1996 to 14.9% in 1997, primarily because the Company generally paid lower access rates to foreign carriers than it paid in 1996 and because in certain countries the competition for call termination has intensified and resulted in lower termination costs for Pacific Gateway and similar companies. Because the same rate is charged by the foreign carrier to terminate calls in its country as the Company charges to terminate calls in the United States, declining rates have an adverse effect on revenue. However, because the Company sends more minutes to foreign partners than it receives from them, declining rates improve the Company's gross margin received on its transactions with such foreign carriers. Gross margin was 17.0% for the first half of 1997 and was 13.6% for the second half of 1997.

     Gross margin as a percentage of revenues was lower during the second half of 1997 primarily because the Company's revenues increased significantly from $114.6 million for the first half of 1997 to $184.0 million for the second half of 1997. Significant revenue increases generally reduce the Company's short-term gross margin for two reasons, which again took effect in the second half of 1997. First, to terminate the additional traffic efficiently, the Company incurs the expense of building new facilities and reconfiguring its U.S. network. Second, until this can be achieved, the Company has no choice but to terminate the additional traffic over less efficient, higher cost routes. The cost of long distance service increased to $254.1 million for the year ended December 31, 1997 from $140.3 million at December 31, 1996.

     Selling, general and administrative expenses: As a percentage of revenues, selling, general and administrative expenses increased from 6.8% in 1996 to 7.2% in 1997 and the actual expenses increased 92.7% to $21.4 million from $11.1 million. This increase was due primarily to increased personnel as the number of employees at the Company's wholly-owned subsidiaries grew to 90 and to 30 at its majority owned Russian subsidiary at December 31, 1997 from 49 at December 31, 1996. In addition, the Company incurred higher sales commission expenses due to increased revenues.

     Depreciation and amortization: Depreciation and amortization increased 165% to $5.4 million in 1997 from $2.0 million in 1996, representing 1.8% of 1997 total revenues. The increase in the dollar amount was primarily due to depreciation of additional transmission facilities acquired during 1997.

     Interest income: Interest income increased 127% to $2.0 million in 1997 from $0.9 million in 1996. The increase was primarily due to the Company having on average $30 million in cash or cash equivalents during 1997 as compared to on average $15 million in cash or cash equivalents during 1996.

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

     Net cash provided by operating activities was $28.9 million for the year ended December 31, 1998, compared to $34.2 million for the same period in 1997 and $13.9 million in 1996. The decrease in cash provided by operating activities in 1998 was caused by cash outflows for payments of accounts payable, which were greater due to the relative shortening of the payment process and income taxes payable. This decrease was partially offset by greater cash generating net income. The increase from 1996 to 1997 was primarily a result of an increase in net income and accounts payable, which were greater than the increase in accounts receivable.

     Net cash used in investing activities increased to $52.9 million in 1998, from $36.5 million in 1997 and $18.4 million in 1996. The 1998 expenditures were primarily for additional transmission equipment for the U.S. wholesale domestic switches in New York and Los Angeles as well as for the acquisition of partial ownership interests in international fiber optic cable transmission systems. Capital expenditures in 1997 and 1996 were also for the acquisition of ownership interests in international fiber optic cable transmission systems and related equipment.

     Net cash provided by financing activities was $10.2 million in 1998, $0.5 million in 1997 and $48.3 million in 1996. In the fourth quarter of 1998, the Company entered into an uncollateralized 1-year revolving line of credit of up to $30 million with Bank of America, NT&SA and NationsBanc Montgomery LLC ("1998 Facility") and borrowed $8.7 million pursuant to this line of credit. The proceeds were used to fund outstanding cable commitments. During the third quarter of 1996, the Company completed an initial public offering of 6,057,050 shares of Common Stock, which provided the Company with net proceeds of approximately $54.1 million.

     At December 31, 1998, the Company had outstanding commitments of $159 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cables in the Japan-U.S. cable network for $86 million and in the TAT-14 cable system for $70 million. The Company has used its revolving line of credit to fund its first installment payments for these cable systems. In addition, in the first quarter of 1999, the Company's wholly owned subsidiary, Pacific Gateway Exchange (Bermuda) Limited, obtained a commitment letter from Salomon Brothers Holding Company, Inc. and Goldman Sachs Credit Partners L.P. for a $200 million credit facility, with the ability to layer an additional $100 million of bank debt. This facility is expected to replace the 1998 facility. The proceeds will be used to fund the $156 million in cable commitments as well as additional global network expansion and general corporate purposes. The Company believes that existing cash balances, cash provided by operating activities, existing lines of credit and debt commitments will be sufficient to meet its outstanding capital commitments, current capital expenditures and working capital needs for its expected growth in 1999.

Year 2000 Issue

     The "Year 2000" issue affects the computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

     The Company has identified its Year 2000 risk in three categories: internal information systems; other internal systems; and external vendor and customer systems.

     Internal information systems. The Company's internal information systems were initially designed to be Year 2000 ready. These systems, such as the Company's billing system, have been tested in a simulated Year 2000 environment and were preliminarily determined to be Year 2000 ready. Additional tests will be conducted for final determination of Year 2000 readiness by April 30, 1999. The costs associated with testing Year 2000 readiness are not expected to be material to the Company's business, financial condition or results of operations.

     Other internal systems. The Company has assessed the impact of the Year 2000 on its other internal systems, primarily its telecommunications switching equipment in the U.S. in Dallas, Los Angeles and New York and offshore in the UK, New Zealand, Russia and Japan, and has conducted tests on such systems. Software and hardware upgrades have been ordered for all switching equipment that was found to be non-compliant and is expected to be in place and fully functional by April 30, 1999. The costs associated with testing and upgrading equipment to ensure Year 2000 readiness are not expected to be material to the Company's business, financial condition or results of operations. The Company is in the process of identifying and evaluating other operational systems and applications, which we believe are not mission-critical, such as building operations and individual personal computers used by the Company personnel.

     Vendor and customer systems. The Company has sent letters and questionnaires to its significant vendors and customers requesting a response from those third parties on their Year 2000 readiness with respect to information systems used by those entities which could impact business with the Company. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to identify alternative and/or new vendors and customers who have demonstrated Year 2000 readiness. We are still awaiting responses from our most significant vendors and customers. There is no assurance, however, that full Year 2000 readiness will be achieved by such third parties or that the Company will receive assurances from such third parties. In the event that any of the Company's significant vendors and customers do not successfully and timely achieve Year 2000 readiness, and the Company is unable to replace them with new and/or alternative vendors and customers, the Company's business or operations could be adversely affected.

     As part of the Company's Year 2000 risk program, the Company is evaluating scenarios that may occur as a result of the century change and anticipates completing contingency and business continuity plans targeted at mitigating the effects of any significant Year 2000 noncompliance by mid-1999.

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

                                                                              Quarter Ended:
                                        -------------------------------------------------------------------------------------------
                                         Dec. 31,   Sept. 30,   June 30,   March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                                           1998       1998        1998       1998        1997        1997       1997       1997
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
                                                                     (In thousands except per share amounts)
Revenues                                 $126,414    $124,853   $109,952    $105,072   $103,975     $79,997    $63,186     $51,451
Cost of long distance services            106,804     104,644     92,951      89,241     90,869      68,099     51,967      43,141
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Gross margin                            19,610      20,209     17,001      15,831     13,106      11,898     11,219       8,310
Selling, general and
   administrative expenses                 10,327      11,612      7,290       7,562      6,386       5,587      5,618       3,825
Depreciation and amortization               2,395       2,209      2,146       1,963      1,702       1,595      1,267         853
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Operating income                         6,888       6,388      7,565       6,306      5,018       4,716      4,334       3,632
Other (income) expense, net                   (14)     (1,712)       496          98        204        (162)      (168)          -
Interest income                              (591)       (532)      (556)       (613)      (617)       (377)      (527)       (488)
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Income before income taxes               7,493       8,632      7,625       6,821      5,431       5,255      5,029       4,120
Provision for income taxes                  2,470       2,980      2,740       2,445      1,728       1,965      1,987       1,658
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Net income                            $  5,023    $  5,652   $  4,885    $  4,376   $  3,703     $ 3,290    $ 3,042     $ 2,462
                                        =========  ==========  =========  ==========  =========  ==========  =========  ==========
   Net income per
       share - diluted                      $0.25       $0.29      $0.25       $0.22      $0.19       $0.17      $0.16       $0.13
                                        =========  ==========  =========  ==========  =========  ==========  =========  ==========

                                                            As a Percentage of Revenues for the Quarter Ended:
                                        -------------------------------------------------------------------------------------------
                                         Dec. 31,   Sept. 30,   June 30,   March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                                           1998       1998        1998       1998        1997        1997       1997       1997
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
Revenues                                  100.0 %     100.0 %    100.0 %     100.0 %    100.0 %     100.0 %    100.0 %     100.0 %
Cost of long distance services             84.5 %      83.8 %     84.5 %      84.9 %     87.4 %      85.1 %     82.2 %      83.8 %
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Gross margin                            15.5 %      16.2 %     15.5 %      15.1 %     12.6 %      14.9 %     17.8 %      16.2 %
Selling, general and
   administrative expenses                  8.2 %       9.3 %      6.6 %       7.2 %      6.1 %       7.0 %      8.9 %       7.4 %
Depreciation and amortization               1.9 %       1.8 %      2.0 %       1.9 %      1.6 %       2.0 %      2.0 %       1.7 %
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Operating income                         5.4 %       5.1 %      6.9 %       6.0 %      4.9 %       5.9 %      6.9 %       7.1 %

Other (income) expense, net                   - %      (1.4)%      0.5 %       0.1 %      0.2 %      (0.2)%     (0.3)%         - %
Interest income                            (0.5)%      (0.4)%     (0.5)%      (0.6)%     (0.6)%      (0.5)%     (0.8)%      (0.9)%
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Income before income taxes               5.9 %       6.9 %      6.9 %       6.5 %      5.3 %       6.6 %      8.0 %       8.0 %
Provision for income taxes                  2.0 %       2.4 %      2.5 %       2.3 %      1.7 %       2.5 %      3.2 %       3.2 %
                                        ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
   Net income                               3.9 %       4.5 %      4.4 %       4.2 %      3.6 %       4.1 %      4.8 %       4.8 %
                                        =========  ==========  =========  ==========  =========  ==========  =========  ==========

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any market risk sensitive instruments for the years ended December 31, 1998 and 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


February 19, 1999, except for Note 10, as to which the date is March 2, 1999


To the Board of Directors and Stockholders of Pacific Gateway Exchange, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Pacific Gateway Exchange, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Item 14(a) of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/   PricewaterhouseCoopers LLP



San Francisco, California

                        PACIFIC GATEWAY EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                    ASSETS

                                                                                               December 31,
                                                                             ------------------------------------------------
                                                                                     1998                      1997
                                                                             ----------------------   -----------------------
Current Assets:
Cash and cash equivalents                                                                 $ 30,041                  $ 43,850
Accounts receivable, net of allowance for doubtful accounts
       of $4,312 in 1998 and $2,230 in 1997.                                                87,725                    62,313
Prepaids                                                                                     1,244                       511
Income taxes recoverable                                                                     1,358                         -
Deferred income tax                                                                          2,207                     1,096
Other current assets                                                                         1,408                       673
                                                                             ----------------------   -----------------------
               Total current assets                                                        123,983                   108,443

Property and Equipment:
Undersea fiber optic cables                                                                 34,663                    31,144
Long distance communications equipment                                                      48,710                    30,535
Computers and office equipment                                                               9,352                     6,343
Leasehold improvements                                                                       2,004                       702
Construction in progress                                                                    13,587                       966
Cable construction in progress                                                              12,066                       883
                                                                             ----------------------   -----------------------
                                                                                           120,382                    70,573
Less accumulated depreciation                                                               17,335                     9,140
                                                                             ----------------------   -----------------------
               Total property and equipment, net                                           103,047                    61,433
Deferred income tax                                                                             78                         -
Deposits and other assets                                                                    8,529                     1,741
                                                                             ----------------------   -----------------------
               Total assets                                                              $ 235,637                 $ 171,617
                                                                             ======================   =======================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                         $ 118,303                  $ 87,949
Accrued liabilities                                                                          4,193                     3,733
Income taxes payable                                                                             -                     1,491
Line of credit                                                                               8,700                         -
Current portion of capitalized lease obligations                                               436                       216
Other liabilities                                                                            1,304                       513
                                                                             ----------------------   -----------------------
               Total current liabilities                                                   132,936                    93,902
Long-term portion of capitalized lease obligations                                              99                       185
Deferred income tax                                                                          1,963                       957
                                                                             ----------------------   -----------------------
               Total liabilities                                                           134,998                    95,044

Commitments and contingencies (Note 5).

Stockholders' Equity:
Preferred stock, $.0001 par value, authorized
       5,000,000 shares, no shares issued                                                        -                         -
Common stock, $.0001 par value, authorized 70,000,000,
       issued 19,363,777, outstanding 19,220,217 shares
       in 1998; and issued 19,216,710, outstanding
       19,073,150 shares in 1997.                                                                2                         2
Additional paid in capital                                                                  65,431                    60,849
Deferred compensation - restricted stock                                                    (4,618)                   (4,134)
Foreign currency translation                                                                    34                         2
Retained earnings                                                                           40,190                    20,254
Cost of common stock held in treasury,
       143,560 shares in 1998 and 1997                                                        (400)                     (400)
                                                                             ----------------------   -----------------------
               Total stockholders' equity                                                  100,639                    76,573
                                                                             ----------------------   -----------------------
               Total liabilities and stockholders' equity                                $ 235,637                 $ 171,617
                                                                             ======================   =======================

         See accompanying Notes to Consolidated Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                     Year Ended December 31,
                                                   -------------------------------------------------------------
                                                          1998                 1997                  1996
                                                   -------------------    ----------------     -----------------
 Revenues                                                   $ 466,291           $ 298,609             $ 141,912
 Revenues - related party                                           -                   -                20,514
                                                   -------------------    ----------------     -----------------
            Total revenues                                    466,291             298,609               162,426
 Cost of long distance services                               393,640             254,076               140,340
                                                   -------------------    ----------------     -----------------
            Gross margin                                       72,651              44,533                22,086
 Selling, general and administrative expenses                  36,791              21,416                11,113
 Depreciation and amortization                                  8,713               5,417                 2,044
                                                   -------------------    ----------------     -----------------
            Total operating expenses                           45,504              26,833                13,157
                                                   -------------------    ----------------     -----------------
            Operating income                                   27,147              17,700                 8,929
 Interest income                                               (2,292)             (2,009)                 (885)
 Other (income) expense, net                                   (1,132)               (126)                  129
                                                   -------------------    ----------------     -----------------
            Income before income taxes                         30,571              19,835                 9,685
 Provision for income taxes                                    10,635               7,338                 3,877
                                                   -------------------    ----------------     -----------------
            Net income                                       $ 19,936            $ 12,497               $ 5,808
                                                   ===================    ================     =================
            Net income per share - basic                       $ 1.05              $ 0.66                $ 0.36
                                                   ===================    ================     =================
            Net income per share - diluted                     $ 0.97              $ 0.64                $ 0.34
                                                   ===================    ================     =================
 Weighted average number of common shares
 outstanding - basic                                           19,071              18,960                16,234
                                                   ===================    ================     =================
 Weighted average number of common shares
 outstanding - diluted                                         20,495             19,497                 16,872
                                                   ===================    ================     =================


        See accompanying Notes to Consolidated Financial Statements.

                       PACIFIC GATEWAY EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                 Year Ended December 31,
                                                               ------------------------------------------------------------
                                                                      1998                 1997                1996
                                                               --------------------   ----------------  -------------------
Operating Activities:
Net income                                                                $ 19,936           $ 12,497              $ 5,808
Adjustments to net income:
      Depreciation and amortization                                          8,713              5,417                2,044
      Loss on sale of stock                                                      -                  -                  129
      Stock compensation expense                                               674                146                   85
      Bad debt provision                                                     2,146              2,173                  855
      Equity in earnings of affiliated companies                            (1,499)                 -                    -
      Changes in operating assets and liabilities:
         Accounts receivable                                               (27,558)           (38,681)             (13,421)
         Accounts receivable, related party                                      -              3,066                  196
         Notes and advances receivable                                           -                  -                  175
         Prepaid expenses                                                     (733)               306                 (729)
         Deferred tax asset                                                 (1,189)                88                 (816)
         Deposits and other assets                                          (1,830)            (1,430)                (107)
         Accounts payable                                                   30,322             48,309               17,053
         Accrued liabilities                                                   460              2,429                  532
         Federal income taxes recoverable                                     (834)                 -                    -
         Federal income taxes payable                                       (1,491)              (462)               1,758
         Other liabilities                                                     791                150                 (152)
         Deferred tax liability                                              1,006                249                  488
                                                               --------------------   ----------------  -------------------
Net cash provided by operating activities                                   28,914             34,257               13,898
                                                               --------------------   ----------------  -------------------

Investing Activities:
Purchase of property and equipment                                         (49,611)           (36,725)             (18,669)
Investment in subsidiaries and affiliates                                   (3,314)               222                    -
Other investing activities                                                       -                  -                  274
                                                               --------------------   ----------------  -------------------
Net cash used in investing activities                                      (52,925)           (36,503)             (18,395)
                                                               --------------------   ----------------  -------------------

Financing Activities:
Borrowings on revolving lines of credit                                      8,700                  -                6,200
Repayments on revolving lines of credit                                          -                  -              (11,620)
Repayments on capital lease obligations                                       (498)              (209)                   -
Proceeds from issuance of common stock                                       1,157                742               55,130
Payment of issuance costs                                                      (57)                 -               (1,042)
Payment to acquire treasury stock                                                -                  -                 (400)
Dividends received from affiliated company                                     900                  -                    -
                                                               --------------------   ----------------  -------------------
Net cash provided by financing activities                                   10,202                533               48,268
                                                               --------------------   ----------------  -------------------

Net (decrease) increase in cash and cash equivalents                       (13,809)            (1,713)              43,771
Cash and cash equivalents at beginning of the period                        43,850             45,563                1,792
                                                               --------------------   ----------------  -------------------
Cash and cash equivalents at end of the period                            $ 30,041           $ 43,850             $ 45,563
                                                               ====================   ================  ===================

Supplementary Information:
Interest paid during period                                               $      -            $     -              $   276
Income taxes paid during period                                           $ 12,067            $ 7,841              $ 2,447


         See accompanying Notes to Consolidated Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)



                                            Common Stock    Additional    Deferred         Foreign
                                           --------------    Paid-in    Compensation -    Currency     Retained
                                           Shares  Amount    Capital   Restricted Stock  Translation   Earnings
Balance December 31, 1995                  14,100  $    1    $    941       $         -     $      -    $  1,949
   Repurchase of common stock                   -       -           -                 -            -           -
   Issuance of common stock,
      net of $1,042 issuance
      costs                                 4,940       1      54,087                 -            -           -
   Stock compensation expense                   -       -          85                 -            -           -
   Net income                                   -       -           -                 -            -       5,808
                                          -------- -------- ---------- ----------------- ------------ -----------
Balance December 31, 1996                  19,040       2      55,113                 -            -       7,757
   Stock options exercised                    102       -         742                 -            -           -
   Stock compensation expense                   -       -         146                 -            -           -
   Tax effect of stock options exercised        -       -         714                 -            -           -
   Issuance of restricted stock                75       -       4,134            (4,134)           -           -
   Foreign currency translation                 -       -           -                 -            2           -
   Net income                                   -       -           -                 -            -      12,497
                                          -------- -------- ---------- ----------------- ------------ -----------
Balance December 31, 1997                  19,217       2      60,849            (4,134)           2      20,254
   Stock options exercised                     89       -       1,100                 -            -           -
   Stock compensation expense                   -       -         194               480            -           -
   Tax effect of stock options exercised        -       -         524                 -            -           -
   Issuance of restricted stock                25       -         964              (964)           -           -
   Issuance of common stock,
       for investment in company               33       -       1,800                 -            -           -
   Foreign currency translation                 -       -           -                 -           32           -
   Net income                                   -       -           -                 -            -      19,936
                                          -------- -------- ---------- ----------------- ------------ -----------
Balance December 31, 1998                  19,364  $    2    $ 65,431       $    (4,618)    $     34   $  40,190
                                          ======== ======== ========== ================= ============ ===========

                                            Treasury Stock
                                         ----------------------
                                           Shares     Amount       Total
Balance December 31, 1995                      -        $ -         $ 2,891
   Repurchase of common stock               (144)      (400)           (400)
   Issuance of common stock,
      net of $1,042 issuance
      costs                                    -          -          54,088
   Stock compensation expense                  -          -              85
   Net income                                  -          -           5,808
                                        --------- ---------- --------------
Balance December 31, 1996                   (144)      (400)         62,472
   Stock options exercised                     -          -             742
   Stock compensation expense                  -          -             146
   Tax effect of stock options exercised       -          -             714
   Issuance of restricted stock                -          -               -
  Foreign currency translation                 -          -               2
  Net income                                   -          -          12,497
                                        --------- ---------- ---------------
Balance December 31, 1997                   (144)      (400)         76,573
   Stock options exercised                     -          -           1,100
   Stock compensation expense                  -          -             674
   Tax effect of stock options exercised       -          -             524
   Issuance of restricted stock                -          -               -
   Issuance of common stock,
       for investment in company               -          -           1,800
  Foreign currency translation                 -          -              32
  Net income                                   -          -          19,936
                                        --------- ---------- ---------------
Balance December 31, 1998                   (144)    $ (400)      $ 100,639
                                        ========= ========== ===============

         See accompanying Notes to Consolidated Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  The Company and Significant Accounting Policies

 Description of Business and Organization:

     Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company"), a Delaware corporation, owns and operates an international switched and domestic switched telecommunications network. The operations of Pacific Gateway have grown significantly as the result of entering into additional operating agreements with foreign partners and marketing to certain long distance companies in the United States which do not have their own international network. In addition, the Company provides international long distance services to certain ethnic retail markets, principally the Filipino-American and Japanese-American communities.

     The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, changes in government regulation, dependence on transmission facilities-based carriers and suppliers, price competition and competition from larger industry participants.

 Principles of Consolidation:

     Consolidated Financial Statements include the accounts of Pacific Gateway and majority-owned and controlled subsidiaries principally in Bermuda, the United Kingdom, Russia, New Zealand, Australia, Japan and Cyprus. Investments in 20% to 50%-owned companies and partnerships are accounted for on the equity method. Intercompany transactions have been eliminated.

 Foreign Currency Translation:

     Assets and liabilities of operations outside the United States, for which the functional currency is not U.S. dollars, are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included as a component of "Stockholders' Equity".

     For operations in highly-inflationary economies, principally in Russia, assets and liabilities are maintained in the reporting currency, U.S. dollars.

      The effects of foreign currency transactions, and of remeasuring the financial position and results of operations in the functional currency, are included in "Selling, general and administrative expenses."

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

 Cash and Cash Equivalents:

     Cash equivalents consist primarily of money market accounts and called bonds with original maturities of three months or less. The carrying amounts reported in the accompanying balance sheets approximate fair market value.

 Property and Equipment:

     Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Costs incurred in connection with the construction of new property and equipment are capitalized until the property and equipment becomes operational. The cost and related accumulated depreciation of assets sold or retired are removed from the account balance, and any resulting gain or loss is reflected in results of operations. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

     Undersea fiber optic cables                     20 years
     Long distance communications equipment         5-7 years
     Computers and office equipment                 4-7 years
     Leasehold improvements                     term of lease

The Company invests in undersea fiber optic cable systems through the purchase of indefeasible rights of user ("IRU's") or through an ownership interest in cable construction consortia.

 Long-Lived Assets:

     Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

 Income Taxes:

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

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

 Accounting for International Long Distance Traffic:

     The Company has entered into operating agreements with 44 telecommunications carriers in 28 countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 44 agreements the Company had at December 31, 1998, 18 agreements provided that the Company generally must wait up to six months before it actually receives the proportional return traffic. In circumstances where the Company does not receive the return traffic due from the foreign partner at the end of the agreed-upon delayed return period, the Company and the foreign partner may agree to a settlement which compensates the Company for the return traffic not received, through greater return traffic in future periods, or a reduction to the Company's current accounts payable balance.

 Fair Value of Financial Instruments:

     The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, accounts payable and line of credit, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 1998 and 1997, the fair value of these financial instruments approximates carrying value.

 Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable.
At December 31, 1998 and 1997, the Company had bank deposits in excess of federally insured limits of $22,891,000 and $43,650,000, respectively. The Company's customer base includes domestic and international companies in the telecommunications industry. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been within management's expectations.

 Earnings Per Share:

     The Company adopted SFAS No. 128, Earnings Per Share, effective December 31, 1997. In accordance with SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period plus the dilutive effect of stock options determined using the treasury stock method.

     There were no adjustments to net income in the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, respectively. The reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share is as follows:

------------------------------------------------------------------------------------------------------------
                                                          Income               Shares           Per-Share
(in thousands, except per share amounts)                (Numerator)        (Denominator)          Amount
------------------------------------------------------------------------------------------------------------
1998
Basic EPS:
Income available to common stockholders                  $19,936                19,071            $1.05
Effect of dilutive stock options                                                 1,424
                                                     -------------------------------------------------------
Diluted EPS                                              $19,936                20,495            $0.97

1997
Basic EPS:
Income available to common stockholders                  $12,497                18,960            $0.66
Effect of dilutive stock options                                                   537
                                                     -------------------------------------------------------
Diluted EPS                                              $12,497                19,497            $0.64

1996
Basic EPS:
Income available to common stockholders                  $ 5,808                16,234            $0.36
Effect of dilutive stock options                                                   638
                                                     -------------------------------------------------------
Diluted EPS                                              $ 5,808                16,872            $0.34
------------------------------------------------------------------------------------------------------------

 Comprehensive Income:

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. This includes net income and other comprehensive income. Examples of items to be included in other comprehensive income, which are excluded from net income, include foreign currency translation adjustments. The Company adopted SFAS No. 130 for the year ended December 31, 1998. Total other comprehensive income consisted of foreign currency translation gains, which were not material for all years presented.

 Financial Statement Classifications:

     Certain prior-year amounts have been reclassified to conform to the 1998 financial statement presentation. Such reclassifications have no effect on net income as previously reported.

(2) Income Taxes

     The provision for income taxes is comprised of the following:

                                                              Year Ended December 31,
                                 ------------------------------------------------------------------------------
(in thousands)                             1998                         1997                        1996
                                 ---------------------        ----------------------      ---------------------
Current tax expense:
  Federal                                      $ 7,318                        $5,737                     $3,364
  State and local                                1,664                           986                        841
  Foreign                                        1,835                           279                          -
                                 ---------------------        ----------------------      ---------------------
  Total current                                $10,817                        $7,002                     $4,205
Deferred tax expense:
  Federal                                      $  (242)                       $  265                     $ (262)
  State and local                                 (146)                           71                        (66)
  Foreign                                          206                             -                          -
                                 ---------------------        ----------------------      ---------------------
  Total deferred                               $  (182)                       $  336                     $ (328)
                                 ---------------------        ----------------------      ---------------------
Total provision                                $10,635                        $7,338                     $3,877
                                 =====================        ======================      =====================

     Undistributed earnings intended to be reinvested indefinitely in operations outside the United States were approximately $15,349,000.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows:

                                                               Year Ended December 31,
                                 -------------------------------------------------------------------------------
                                           1998                         1997                         1996
                                 ---------------------        ----------------------       ---------------------

Expected statutory amount                        35.0%                         35.0%                       34.0%
State income taxes, net of
 federal benefit                                  3.2%                          3.8%                        5.3%
Tax exempt interest                                 -%                         (0.5)%                      (0.4)%
Undistributed earnings of
 certain subsidiaries                            (5.0)%                        (2.5)%                         -%

Other                                             1.6%                          1.2%                        1.1%
                                 ---------------------        ----------------------       ---------------------
                                                 34.8%                         37.0%                       40.0%
                                 =====================        ======================       =====================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

     The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                             December 31,
                                  ---------------------------------
(in thousands)                         1998               1997
                                  --------------    ---------------
Deferred tax assets:
  Allowance for doubtful accounts         $1,483             $  697
  State taxes                                581                316
  Accrued compensation                       139                 83
  Other                                      276                  -
                                   -------------     --------------
Total gross deferred tax assets           $2,479             $1,096

Deferred liabilities:
  Depreciation                            $2,029             $  870
  Other                                      128                 87
                                   -------------     --------------
Total gross deferred tax
 liabilities                              $2,157             $  957
                                  --------------    ---------------

Net deferred tax assets                   $  322             $  139
                                  ==============    ===============

(3) Acquisitions and Investments

     In 1997, the Company acquired a controlling interest in Rustelnet, a provider of enhanced telecommunications services to the Russian market. The acquisition was accounted for by the purchase method, and accordingly, the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition. The price was $36,000 with Rustelnet having cash balances of $257,000 at the time. The fair value of net liabilities acquired in the acquisition was $158,000. The excess of purchase price over the estimated fair market value of $627,000 has been allocated to goodwill. Goodwill is being amortized on a straight-line basis over a 10-year period. In connection with the acquisition of Rustelnet, the Company purchased Rustelnet shares from individual shareholders who are members of Pacific Gateway's management. A total of 690 Rustelnet shares were sold by management to the Company for $13,000.

     In 1997, the Company and Globe Telecom, a company operating in the Philippines, formed a joint venture, PinTouch Telecom, to market long distance services to the Filipino-American community. In accordance with the joint venture agreement, the Company receives 47.5% of PinTouch's net earnings, for which the Company has recognized equity in earnings of $1,665,000 and $131,000 for the years ended December 31, 1998 and 1997, respectively.

     In February 1998, the Company purchased 16.6% of the common stock of Ekonom S.A. de C.V., a Mexican multimedia company, for $3,300,000 in cash and $1,800,000 in the Company's common stock. The Company's investment in Ekonom is accounted for under the cost method.

(4)  Segment Data

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information effective January 1, 1998. SFAS No. 131 requires disclosures of a Company's operating segments, which is defined as a segment whose operating results are distinguishable and regularly reviewed by the Company's decision makers. Prior to the adoption of SFAS No. 131, the Company classified all operations under one segment, Telecommunications. By utilizing a combination of factors, principally services provided and geographic areas, the Company has identified three operating segments: U.S. wholesale, offshore and value-added services. The operating results of these segments are regularly reviewed by the Company's management and are integral to their decision-making process.

     U.S. wholesale provides international telecommunications services to its target base of U.S.based carriers that originate international traffic but do not have operating agreements with foreign carriers to terminate the traffic. U.S. wholesale also provides service to customers who are existing international carriers, terminating their overflow telecommunications traffic or on routes with smaller traffic volumes.

     The offshore segment consists primarily of the operating subsidiaries in
the UK, New Zealand, Russia and Japan.   The Company has established
telecommunications switching facilities in each location and provides services similar to U.S. wholesale to its country-specific customers.

     The Company's third segment includes a variety of emerging and value-added services. Presently, this operating segment primarily provides international long distance services to certain ethnic retail markets, principally the Filipino-American and Japanese-American communities.

     The results of operations for the Company's operating segments for each of the three years ended December 31, 1998 are as follows:


(in thousands)                                    U.S.                         Value-   Total Operating
1998                                            Wholesale      Offshore        Added       Segments
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                 $390,619        $55,714        $19,958        $466,291
Sales and transfers between segments              36,405         19,879              -          56,284
                                                ------------------------------------------------------
Total sales                                     $427,024        $75,593        $19,958        $522,575
Depreciation and amortization                   $  7,031        $ 1,682        $     -        $  8,713
Operating income                                $ 16,730        $ 6,677        $ 3,740        $ 27,147
Total assets                                    $151,491        $34,831        $ 5,857        $192,179
------------------------------------------------------------------------------------------------------

1997
Sales to unaffiliated customers                 $279,750        $17,739        $ 1,120        $298,609
Sales and transfers between segments              13,186         12,005              -          25,191
                                                ------------------------------------------------------
Total sales                                     $292,936        $29,744        $ 1,120        $323,800
Depreciation and amortization                   $  4,632        $   785        $     -        $  5,417
Operating income                                $ 16,398        $ 1,219        $    83        $ 17,700
Total assets                                    $105,057        $18,542        $ 1,071        $124,670
------------------------------------------------------------------------------------------------------

1996
Sales to unaffiliated customers                 $162,426        $     -        $     -        $162,426
Depreciation and amortization                   $  2,044        $     -        $     -        $  2,044
Operating income                                $  8,929        $     -        $     -        $  8,929
Total assets                                    $ 55,847        $     -        $     -        $ 55,847
======================================================================================================

     The reconciliations from the Company's operating segments to the consolidated totals on the Company's balance sheets and statements of operations for each of the three years ended December 31, 1998 are as follows:

(in thousands)
1998
--------------------------------------------------------------
Total sales for operating segments                    $522,575
Elimination of sales between segments                  (56,284)
                                                      --------
Total consolidated sales                              $466,291

Total assets for operating segments                   $192,179
Assets not allocated to operating segments              43,458
                                                      --------
Total consolidated assets                             $235,637
==============================================================

1997
Total sales for operating segments                    $323,800
Elimination of sales between segments                  (25,191)
                                                      --------
Total consolidated sales                              $298,609

Total assets for operating segments                   $124,670
Assets not allocated to operating segments              46,947
                                                      --------
Total consolidated assets                             $171,617
==============================================================

1996
Total sales for operating segments                    $162,426
Elimination of sales between segments                        -
                                                      --------
  Total consolidated sales                            $162,426

Total assets for operating segments                   $ 55,847
Assets not allocated to operating segments              47,969
                                                      --------
Total consolidated assets                             $103,816
==============================================================

     The Company sells to long distance international telecommunications companies, foreign partners and to retail customers. At December 31, 1998, the Company had 44 operating agreements with foreign partners and approximately 163 worldwide customers excluding U.S. retail customers. Total revenues from external customers including U.S. retail customers by country for each of the three years ended December 31, 1998 were as follows:

                                                              Year Ended December 31,
                                   -----------------------------------------------------------------------
(in thousands)                                1998                      1997                   1996
                                   ------------------------    --------------------   --------------------
United States                                      $334,746                $216,286               $116,735
United Kingdom                                       51,378                  21,625                  4,245
Russia                                               11,877                   6,733                  5,630
Australia                                            10,988                   6,377                  8,771
New Zealand                                           7,681                   2,222                  1,767
Japan                                                 5,369                   4,678                  5,518
Other                                                44,252                  40,688                 19,760
                                   ------------------------    --------------------   --------------------
Total revenues                                     $466,291                $298,609               $162,426
                                   ========================    ====================   ====================

     Revenues are attributed to countries based on the location of customer. Other includes revenues from customers located in countries that individually represented less than 2% of total revenues.

     For the year ended December 31, 1998, there were no major customers that
comprised ten percent or more of the Company's revenues.   For the year ended
December 31, 1997, 10.4% of the Company's revenues were derived from Frontier Communications, Inc. of $30,996,000. Matrix Telecom, Inc. derived 12.6% of the Company's revenues for the year ended December 31, 1996 with revenues of $20,514,000.


(5) Commitments and Contingencies

 Litigation

     The Company is not currently subject to any legal proceedings that management believes will have a material impact on the Company's financial position or results of operations.

 Leases

     The Company leases office space and equipment under noncancelable operating leases. Rental expenses for 1998, 1997 and 1996 were approximately $1,274,000, $965,000 and $255,000, respectively. The Company leases certain computer equipment under an agreement that is classified as a capital lease. The lease has a term of three years with a minimum purchase price at the end of the lease. Leased capital assets included in property and equipment at December 31, 1998 were $1,241,000.

     Future minimum lease payments under noncancelable operating and capital leases as of December 31, 1998 are as follows:

(in thousands)                                          Operating leases  Capital leases
                                                        ----------------  --------------
             1999                                                 $  812            $436
             2000                                                    742             112
             2001                                                    702               -
             2002                                                    672               -
             2003                                                    582               -
             Thereafter                                            1,355               -
                                                                  ------            ----
             Total minimum lease payments                         $4,865            $548
                                                                  ======
               Amount representing interest                                           13
                                                                                    ----
               Present value of net minimum payments                                $535
                                                                                    ----
               Current portion                                                      $436
                                                                                    ====

 Employment Agreements

     The Company has entered into employment agreements with certain employees that provide that, in the event of a change in control, each of these employees would be entitled to severance following their resignation from the Company. Should such an event occur, the Company's aggregate obligation for severance would be approximately $4,764,000. Upon any such change in control, each of these individuals would also receive full vesting of any outstanding stock options.

 Commitments

     At December 31, 1998, the Company had outstanding commitments of $159 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cable in the Japan-U.S. cable network for $86 million and in TAT-14 cable system for $70 million.

 Line of Credit

     During October 1998, the Company entered into an uncollateralized 1-year revolving line of credit of up to $30 million with an interest rate of LIBOR plus 1.125% with Bank of America, NT&SA and NationsBanc Montgomery LLC. As of December 31, 1998, the Company had $8.7 million outstanding and $21.3 million available under this line of credit with an interest rate of 7.75%. The line of credit, which expires December 17, 1999, has financial covenants, which require a maximum ratio of debt to annualized operating cash flow of 3 to 1 and a minimum interest coverage ratio (ratio of operating cash flow to net interest expense) of 2.5 to 1. The Company was in compliance with these covenants at December 31, 1998.

(6) Employee Benefit Plans

     In September 1995, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") which is intended to qualify under section 423 of the Internal Revenue Code. The Purchase Plan was not active for the years ended December 31, 1998, 1997 or 1996. Under the Purchase Plan, the Company reserved up to 400,000 shares of common stock for purchase by employees who meet certain eligibility requirements. Eligible employees may contribute up to 10% of their compensation to the Purchase Plan to purchase shares at 85% of the fair market value of the stock on the first or last day of each six-month offering period as defined in the Purchase Plan.

     In 1996, the Company adopted a 401(k) plan pursuant to which eligible employees may accumulate savings on a tax-deferred basis. Each year the Company may make a discretionary profit sharing contribution to the 401(k) plan which will be allocated to the accounts of eligible employees who are employed on the last day of the year. The profit sharing allocation is made on a pro rata basis in proportion to the compensation of the eligible employees. The Company did not make a contribution in 1998, 1997 or 1996.

(7) Stock Option Plan

     On September 30, 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the granting of nonqualified and incentive stock options to purchase up to 1,200,000 shares of common stock. Options granted under the 1995 Plan generally vest over four years. The maximum term of options granted is ten years. The Company granted options to purchase 883,411 shares of common stock under the 1995 Plan.

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

     On September 18, 1998, the Company repriced 768,500 options to purchase the Company's common stock granted under the 1997 plan to $27.688 per share, the fair market value of the Company's common stock on September 18, 1998.

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method prescribed under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Options Issued to Employees, for options granted to employees and disclose pro forma net income and earnings per share in accordance with SFAS No.
123. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------
(in thousands, except per share                  1998                      1997                     1996
    amounts)                           -----------------------   ----------------------    --------------------
Net income - as reported                                $19,936                  $12,497                  $5,808
Net income - pro forma                                  $14,308                  $11,469                  $5,244

Earnings per share - basic as reported                  $  1.05                  $  0.66                  $ 0.36
Earnings per share - basic pro forma                    $  0.75                  $  0.60                  $ 0.32

Earnings per share - diluted as reported                $  0.97                  $  0.64                  $ 0.34
Earnings per share - diluted pro forma                  $  0.70                  $  0.59                  $ 0.31

     The fair value of the options granted by the Company is estimated at $56.5 million on the date of the grant using the Black-Scholes Model for those options issued after the Company's initial public offering and the Minimum Value methodology for those options granted prior to the offering. The assumptions used in the Black- Scholes model are as follows:

                                                                 Year Ended December 31,
                                       -------------------------------------------------------------------------
                                                 1998                      1997                      1996
                                       ----------------------    ----------------------     --------------------
Dividend yield                                     0.0%                      0.0%                     0.0%
Volatility                                        49.4%                     40.9%                    30.5%
Risk-free interest rate                            4.5%                      5.8%                     6.7%
Assumed forfeiture rate                            0.0%                      0.0%                     0.0%
Expected life                                      5 years                   5 years                  5 years

     SFAS No. 123 requires that stock-based compensation granted to non-employees be accounted for based on the fair value-based method described above. It also requires that restricted stock granted to employees be recognized as compensation expense over the vesting period, measured at the fair market value on the grant date. In 1998 and 1997, the Company granted 25,000 and 75,000 shares, respectively, of restricted stock under the 1997 Plan. The Company recorded deferred compensation of approximately $963,000 and $4,134,000 for the years ended December 31, 1998 and 1997, respectively. This amount was recorded as a reduction of stockholders' equity and is being amortized as an expense to operations over the applicable vesting periods. For the years ended December 31, 1998, 1997 and 1996, $674,000, $146,000 and $85,000, respectively, was recognized as compensation expense for restricted stock and stock options granted to non-employees.

     Stock Option Awards were:

                                                             Year Ended December 31,
                                   1998                                1997                                 1996
                      ---------------------------------   --------------------------------     --------------------------------
                                             Weighted-                         Weighted-                            Weighted-
                                             Average                            Average                              Average
                           Option            Exercise        Option            Exercise            Option           Exercise
                           Shares             Price          Shares             Price              Shares             Price
                      --------------     --------------   -------------     --------------     --------------    --------------
Options outstanding,
    Beginning of year      2,296,065             $32.14         883,411             $ 9.77            509,170            $ 8.23
Options granted            2,608,800              32.50       1,610,000              41.60            374,241             12.58
Options exercised            (88,887)             13.02        (101,660)              7.30                  -                 -
Options forfeited /
 cancelled                  (824,907)             39.12         (95,686)             11.08                  -                 -
                      --------------     --------------   -------------     --------------     --------------    --------------
Options outstanding,
    End of year            3,991,071             $31.36       2,296,065             $32.14            883,411            $ 9.77
                      ==============     ==============   =============     ==============     ==============    ==============
Option price range at    $  8.500 to                        $  8.500 to                           $  4.400 to
   End of year               $53.125                            $50.188                              $ 29.500

Option shares available
for grant at end of
 year                        621,107                          2,405,000                               316,589
                      ==============                      =============                        ==============

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                 Options                                          Options
                                               Outstanding                                      Exercisable
                         -------------------------------------------------------      ---------------------------------
                                                  Weighted
                                                  Average            Weighted                               Weighted
                                                 Remaining           Average                                 Average
     Range of                  Number           Contractual          Exercise              Number           Exercise
  Exercise Prices           Outstanding             Life              Price             Exercisable           Price
                         ----------------     --------------    ----------------      --------------    ---------------
$  8.500 - $14.000                566,146               0.98              $ 9.21             411,120             $ 9.08
$ 24.750 - $29.500              2,149,925               3.32               27.87             235,750              27.60
$ 38.500 - $53.125              1,275,000               3.38               47.08             186,250              46.54
                         ----------------     --------------    ----------------      --------------    ---------------
$  8.500 - $53.125              3,991,071               3.01              $31.36             833,120             $22.69
                         ================     ==============    ================      ==============    ===============


(8) Capital Stock

     On July 19, 1996, the Company completed an initial public offering of 6,057,050 shares of common stock of which 4,940,050 were offered by the Company and 1,116,550 shares were offered by certain selling shareholders. The net proceeds to the Company (after deducting underwriting discounts and estimated offering expenses) from the sale of the shares was approximately $54.1 million.


(9) Stockholders' Rights Plan

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

(10) Subsequent Event

     On March 2, 1999, the Company signed a commitment letter for a $200 million senior secured credit facility with Salomon Brothers Holding Company, Inc. and Goldman Sachs Credit Partners L.P. The facility may be increased in the future of up to $100 million if additional commitments are received from lenders. The completion of the financing is subject to the execution of definitive loan documents and customary conditions for this type of facility. The Company plans to use the facility to finance its undersea fiber optic cable investments and its expansion into the U.S. and Western Europe domestic markets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information concerning directors required by this item is incorporated by reference to the information contained under the captions "Election of Directors", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information contained under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information contained under the caption "Ownership of the Capital Stock of the Company" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements*

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements


*      Included in Item 8 of this 10-K

(a) 2. Financial Statement Schedule

       Schedule II Valuation and Qualifying Accounts

(a) 3. Exhibits

Exhibit    Description                                                Method of Filing
Number
--------
3.1.1      Amended and Restated Certificate of Incorporation, as      Incorporated by reference to Quarterly
           Amended May 20, 1997                                       Report on Form 10-Q for the quarter ended
                                                                      June 30, 1997 (No. 000-21043)

3.1.2      Certificate of Amendment of Amended and Restated           Filed with this document
           Certificate of Incorporation as amended June 19, 1998

3.2        Amended and Restated  Bylaws, as amended October 23,       Incorporated by reference to Quarterly
           1998                                                       Report on Form 10-Q for the quarter ended
                                                                      September 30 1998 (No. 000-21043)

4.1        Specimen Certificate for Common Stock                      Incorporated by reference to Registration
                                                                      Statement on Form S-1 (No. 33-80191)

4.2.1      Amended and Restated Certificate of Incorporation, as      Incorporated by reference to Quarterly
           Amended May 20, 1997                                       Report on Form 10-Q for the quarter ended
                                                                      June 30, 1997 (No. 000-21043)

4.2.2      Certificate of Amendment of Amended and Restated           Refer to exhibit 3.1.2
           Certificate of Incorporation as amended June 19, 1998

4.3        Rights Agreement dated as of November 17, 1997, between    Incorporated by reference to Form 8-K
           the Company and Norwest Bank Minnesota, N.A. as Rights     filed November 21, 1997 (No. 000-21043)
           Agent

10.1       Form of Indemnification Agreement for directors and        Incorporated by reference to Form 10-K for
           officers                                                   the year ended December 31, 1997 (No.
                                                                      000-21043)

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

10.4.2     Proxy dated December 10, 1994 by Jeffrey J. Jensen         Incorporated by reference to Registration
                                                                      Statement on Form S-1 (No. 33-80191)

10.4.3     Proxy dated December 10, 1994 by Janet Jensen Kreiger      Incorporated by reference to Registration
                                                                      Statement on Form S-1 (No. 33-80191)

10.4.4     Proxy dated December 10, 1994 by James J. Jensen           Incorporated by reference to Registration
                                                                      Statement on Form S-1 (No. 33-80191)

10.4.5     Proxy dated December 10, 1994 by Jami J. Jensen            Incorporated by reference to Registration
                                                                      Statement on Form S-1 (No. 33-80191)

10.4.6     Proxy dated April 30, 1998 by Gail E. Granton              Incorporated by reference to Quarterly
           individually and as trustee of the The Granton Foundation  Report on Form 10-Q for the quarter ended
                                                                      June 30, 1998 ( No. 000-21043)

Exhibit    Description                                                Method of Filing
Number
---------
10.4.7     Proxy dated June 10, 1996 Ronald L. Jensen                 Incorporated by reference to Registration
                                                                      Statement on Form S-1 (No. 33-80191)

10.5.1     Employment Agreement dated as of January 1, 1998 between   Incorporated by reference to Quarterly
           Howard A. Neckowitz and Pacific Gateway Exchange, Inc.     Report on Form 10-Q for the quarter ended
                                                                      June 30, 1998 ( No. 000-21043)

10.5.2     Employment Agreement dated as of January 1, 1998 between   Incorporated by reference to Quarterly
           Gail E. Granton and Pacific Gateway Exchange, Inc.         Report on Form 10-Q for the quarter ended
                                                                      June 30, 1998 ( No. 000-21043)

10.5.3     Employment Agreement dated as of January 1, 1998 between   Incorporated by reference to Quarterly
           Ronald D. Anderson and Pacific Gateway Exchange,Inc.       Report on Form 10-Q for the quarter ended
                                                                      June 30, 1998 ( No. 000-21043)

10.5.4     Employment Agreement dated October 1, 1995 between         Incorporated by reference to Quarterly
           Robert F. Craver and Pacific Gateway Exchange, Inc.        Report on Form 10-Q for the quarter ended
                                                                      June 30, 1998 ( No. 000-21043)

10.5.5     Employment Agreement dated October 1, 1995 between         Incorporated by reference to Quarterly
           Fred A. Weismiller and Pacific Gateway Exchange, Inc.      Report on Form 10-Q for the quarter ended
                                                                      June 30, 1998 ( No. 000-21043)

10.5.6     Restricted Stock Award Agreement dated December 30,1997    Incorporated by reference to Form 10-K for
           between Howard A. Neckowitz and Pacific Gateway            the year ended December 31, 1997 (No.
           Exchange, Inc.                                             000-21043)

10.5.7     Employment Agreement dated September 3, 1998 between       Filed with this document
           Thomas J. Murphy and Pacific Gateway Exchange, Inc.

10.6       Telephone Service dated May 1, 1995 between Matrix         Incorporated by reference to Registration
           Telecom, Inc. and Pacific Gateway Exchange, Inc.           Statement on Form S-1 (No. 33-80191)

10.7       Agreement for Billing Services dated November 24, 1995     Incorporated by reference to Registration
           Between Matrix Telecom, Inc. and Pacific Gateway           Statement on Form S-1 (No. 33-80191)
           Exchange, Inc.

10.8       Credit Agreement among Pacific Gateway Exchange, Inc.      Filed with this document
           and Bank of America, NT & SA and NationsBanc Montgomery
           Securities LLC dated December 18, 1998

21.1       Subsidiaries                                               Filed with this document

23.1       Consent of Independent Accountants                         Filed with this document

27.1       Financial Data Schedule                                    Filed with this document

  (b)  Reports on Form 8-K

       None.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 30th day of March, 1999.

                                     Pacific Gateway Exchange, Inc.


                                 By: /s/  Howard A. Neckowitz
                                     ------------------------------
                                          Howard A. Neckowitz
                                     President, Chief Executive Officer and
                                          Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1999.

        Signature                         Title
        ---------                         -----

     /s/  Howard A. Neckowitz        President, Chief Executive Officer and
----------------------------------   Chairman of the Board
     Howard A. Neckowitz             (Principal Executive Officer)


     /s/  Gail E. Granton            Executive Vice President,
----------------------------------   International Business Development,
     Gail E. Granton                 Secretary and Director


                                     Chief Financial Officer, and
     /s/  Sandra D. Grey             Vice President, Finance
----------------------------------   (Principal Financial Officer)
     Sandra D. Grey                  (Principal Accounting Officer)


     /s/  Robert C. Calafell           Director
----------------------------------
     Robert C. Calafell


     /s/  Charles M. Dalfen          Director
----------------------------------
     Charles M. Dalfen


     /s/  James J. Junewicz          Director
----------------------------------
     James J. Junewicz


     /s/  Barry J. Volante            Director
----------------------------------
     Barry J. Volante
