Form 10-K/A
period 1998-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 1999-03-31
CIK 1004967

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


     /s/  Charles M. Dalfen          Director
----------------------------------
     Charles M. Dalfen


     /s/  James J. Junewicz          Director
----------------------------------
     James J. Junewicz


     /s/  Barry J. Volante            Director
----------------------------------
     Barry J. Volante


                        Pacific Gateway Exchange, Inc.
                                  Schedule II
                       Valuation and Qualifying Accounts
                                (in thousands)

                                                 Additions
                                   Balance at    Charged to      Deductions-
                                   Beginning     Costs and        Accounts          Balance at
         Description               of Period     Expenses        written off      End of Period
--------------------------------  -----------  --------------  ---------------  -----------------
Allowance for doubtful accounts:
  1998                              $2,230        $2,146           $   64             $4,312
  1997                              $1,679        $2,173           $1,622             $2,230
  1996                              $  824        $1,355           $  500             $1,679