Form 10-K/A
period 1998-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 1999-04-30
CIK 1004967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

                              Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      Commission file number 000-21043

                       Pacific Gateway Exchange, Inc.

           (Exact name of registrant as specified in its charter)

          Delaware                                     94-3134065
     -------------------                               ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


       500 Airport Boulevard, Suite 340, Burlingame, California 94010
       --------------------------------------------------------------
                 (Address of principal executive offices)

                       Telephone Number: 650-375-6700
                       ------------------------------
             (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Act:

        Preferred Share Purchase Rights, Par Value $.0001 per Share
                 Common Shares, Par Value $.0001 per Share
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 17, 1999, was approximately $565,700,000, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the registrant. As of March 17, 1999, there were outstanding 19,257,112 Common Shares of $.0001 par value, of the registrant.

                                  Part III


Item 10.      Directors and Executive Officers of Registrant

         The Company's Board of Directors consists of six persons. The Company's Restated Certificate of Incorporation provides that the Company's Board of Directors shall be divided into three classes with the terms of office of each class ending in successive years. The Board of Directors has nominated Gail E. Granton and James J. Junewicz, both of whom are current directors of the Company with terms expiring at the Annual Meeting, to election as directors with a term expiring at the 2002 Annual Meeting.

Set forth below is certain information with respect to the Board of Directors of the Company:


Current Board of Directors


Name                         Age        Position(s)
----                         ---        -----------

Howard A. Neckowitz          45         Chairman, President, Chief Executive
                                        Officer and Director

Gail E. Granton              43         Executive Vice President, International
                                        Business Development Secretary and
                                        Director

Robert C. Calafell           58         Director

Charles M. Dalfen            56         Director

James J. Junewicz            48         Director

Barry J. Volante             64         Director

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

     Robert C. Calafell has served as a member of the Board of Directors since October 23, 1998. He is currently the Chief Executive Officer of Calafell & Associates, LLC, a telecom consulting business. Mr. Calafell previously served in many key executive positions with GTE Corporation over a 32-year period including Senior Vice President BBN transition from 1997-1998 and Senior Vice President Corporate Planning & Development from 1995-1997. He also served as Vice President & General Manager - Video Services from 1993-1995 and President of GTE Airfone from 1990-1993. Mr. Calafell serves on the Board of Directors of Stanford Telecom, Inc. and Rann International and is a Trustee of the University of Tampa.

         Charles M. Dalfen has served as a member of the Board of Directors since December 1996. He has been the President of Dalfen Associates, a consulting firm specializing in telecommunications regulation, since 1982. Prior to that, Mr. Dalfen served from 1976 to 1980 as Vice Chairman of the Canadian Radio-television and Telecommunications Commission.

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

         Barry J. Volante has served as a member of the Board of Directors since May 1997. He is currently Chief Executive Officer and President of Asset Channels, Inc., a consulting company engaged in the business of telecommunications finance and technology evaluation. He served as Vice President--Telecommunications Finance of General Electric Capital Corporation from 1994 to 1997. From 1985 to 1994, Mr. Volante served as Manager, Telecommunications Planning Corporation Information Technology of General Electric Company. From 1983 to 1985, Mr. Volante was self-employed as an independent telecommunications consultant advising foreign and domestic clients on telecommunications infrastructure projects.


Meetings and Committees of the Board

         The Board has two standing committees: the Compensation Committee and the Audit Committee. The Board does not have a Nominating Committee or any committee performing similar functions. During the fiscal year ended December 31, 1998 ("fiscal 1998"), the Board met four times and on two occasions acted by unanimous written consent. In fiscal 1998, the Audit Committee met one time and the Compensation Committee met one time. During fiscal 1998, all directors attended at least 75% of the aggregate of such meetings of the Board of Directors and the committees of the Board of which they were a member (or of such meetings during such director's tenure on the Board of Directors).

         All of the directors of the Company are members of the Compensation Committee. Mr. Dalfen and Mr. Volante act as Co-chairs of the Compensation Committee. The Compensation Committee generally establishes the salaries, benefits and overall compensation of the officers and employees of the Company and administers any employee benefit plans of the Company. A subcommittee of the Compensation Committee, consisting solely of outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, administers the Company's 1997 Long-Term Incentive Plan and periodically grants options and other equity-based awards pursuant to the Long-Term Incentive Plan.

     Messrs. Robert Calafell, Charles Dalfen, Barry Volante and James Junewicz are the current members of the Audit Committee. Mr. Calafell and Mr. Junewicz act as Co-Chairs of the Audit Committee. The Audit Committee's responsibilities include recommending to the Board the selection of the Company's independent certified public accountants, reviewing the arrangements and the scope of the independent audit and reviewing annual financial statements.

Executive Officers

         Set forth below are the names, ages, positions and certain other information concerning the current executive officers and other key members of management of the Company.

The executive officers of the Company are as follows:


Name                         Age        Position(s)
----                         ---        -----------

Howard A. Neckowitz          45         President and Chief Executive Officer

Gail E. Granton              43         Executive Vice President, International
                                        Business Development and Secretary

Ronald D. Anderson           42         Executive Vice President, Operations
                                        and Engineering

Robert F. Craver             56         Senior Vice President, International
                                        Relations

Fred A. Weismiller           57         Executive Vice President,
                                        International Marketing

Thomas J. Murphy             47         Executive Vice President of Global
                                        Networks and Multimedia Services

Sandra D. Grey               32         Chief Financial Officer and
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

         Mr. Ronald D. Anderson has served as Executive Vice President, Operations and Engineering of the Company since December 1992. From 1986 to 1992, Mr. Anderson served in a similar position with TRT International, Inc., an international telecommunications carrier that has since been acquired by WorldCom. Mr. Anderson has more than 16 years of experience in domestic and international telecommunications engineering and operations, with significant experience in international signaling and transmission for cable and satellite, PTT technical interface and bilateral technical negotiations.

Mr. Robert F. Craver has served as Senior Vice President,
International Relations of the Company since February 1994. Prior to joining the Company, Mr. Craver worked at GTE Hawaiian Telephone Co., Inc. from 1987 to 1994. While at GTE Hawaiian Telephone, Mr. Craver directed that company's international program as Director of International Services. Mr. Craver has also held international positions at Sprint and AT&T, for a total of more than 21 years of experience in the international negotiations with foreign partners and has served as an officer of the Pacific Telecommunications Council.

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

     Ms. Sandra D. Grey has served as Chief Financial Officer of the Company since 1996. From 1989 to 1996, Ms. Grey worked for Telecom New Zealand, the primary provider of telecommunications services in New Zealand, where she was Chief Financial Officer of the international subsidiary. Ms. Grey has more than 8 years' experience in international telecommunications.

Item 11.      Executive Compensation

         The following table sets forth in summary form, the compensation earned by Howard A. Neckowitz, the Company's Chairman, President and Chief Executive Officer, and each of the Company's other executive officers whose salary and benefits for periods presented exceeded $100,000 (the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE



                                                                                Long-Term Compensation
                                                                                Restricted   Securities
                                     Year Ended     Annual Compensation         Stock        Underlying
Name and Principal Position          December 31   Salary       Bonus           Awards       Options (#)
---------------------------          -----------   ------       ------          ------       -----------

Howard A. Neckowitz                      1998       $600,000       --                 --         500,000
  Chairman, President,                   1997       $300,000    $ 275,000      $4,134,375(1)     500,000
  Chief Executive Officer and            1996       $295,000       --                 --             --
  Director

Gail E. Granton                          1998       $200,000       --                                --
  Executive Vice President,              1997       $160,000    $ 125,000             --         225,000
  International Business                 1996       $159,167       --                 --             --
  Development, Secretary
  and Director

Ronald D. Anderson                       1998       $175,000       --                 --         120,000(3)
  Executive Vice President,              1997       $124,992    $ 100,000             --         120,000
  Operations and Engineering             1996       $123,744       --                 --             --

Thomas J. Murphy                         1998       $171,000       --          $598,125(2)       150,000
  Executive Vice President               1997          --          --                 --             --
  of Global Networks and                 1996          --          --                 --             --
  Multimedia Services


Robert F. Craver                         1998       $157,500       --                 --          40,000(3)
  Senior Vice President,                 1997       $150,000    $  39,961             --          40,000
  International Relations                1996       $148,750    $ 100,000             --          10,000



      -----------
(1) The value of the restricted stock award was determined by multiplying the number of shares awarded to Mr. Neckowitz (75,000) by the closing price of the Company's common stock on NASDAQ on December
     30, 1997 ($55.125), the date of the award. As of December 31, 1998,
     Mr. Neckowitz's aggregate holding of 75,000 restricted shares had a value of $3,604,725, based on the closing price of the Company's common stock on that date of $48.063. The restricted stock vests at a rate of 10% per year and all restricted stock becomes 100% vested upon a change in control, death, disability or termination of employment by the Company for reasons other than cause. During the restricted period, Mr. Neckowitz is entitled to vote his restricted stock, and, to the extent dividends were to be declared on the Company's common stock, to receive dividends on his restricted stock.

(2) The value of the restricted stock award was determined by multiplying the number of shares awarded to Mr. Murphy (15,000) by the closing price of the Company's common stock on NASDAQ on August 14, 1998 ($39.875), the date of the award. As of December 31, 1998, Mr Murphy's aggregate holding of 15,000 restricted shares had a value of $720,945, based on the closing price of the Company's common stock on that date of $48.063. The restricted stock vests at a rate of 20% per year and all restricted stock becomes 100% vested upon a change in control, death, disability or termination of employment by the Company for reasons other than cause. During the restricted period, Mr. Murphy is entitled to vote his restricted stock, and, to the extent dividends were to be declared on the Company's common stock, to receive dividends on his restricted stock.

(3)  The grant represents a repricing of options.  See "Option Repricing."

                     Option Grants in Last Fiscal Year

     The following table sets forth information with respect to options granted to the Named Executive Officers in 1998:



                                             Percent of                               Potential Realized Value at
                             Number of     Total Options                                Assumed Annual Rates of
                              Options        Awarded to      Exercise or               Stock Price Appreciation
                            Awarded in      Employees in     Base Price   Expiration        for Option Term
        Name                Fiscal 1998     Fiscal 1998        ($/Sh)         Date          5%               10%
        ----                -----------     -----------      ---------    ----------  -------------        --------

Howard A. Neckowitz             500,000           28%           $47.750   12/30/08     $15,014,859      $38,050,601

Gail E. Granton                      __            __                __         __              __               __

Ronald D. Anderson                   __            __                __         __              __               __

Thomas J. Murphy                150,000            8%           $27.688   09/18/08      $2,611,925       $6,619,131

Robert F. Craver                     __            __                __         __              __               __


   Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning exercisable and unexercisable stock options at December 31, 1998 for the Named Executive
Officers.


                                           Number of Securities                    Value of Unexercised
                                          Underlying Unexercised                  In-The-Money Options at
                                        Options at Fiscal Year End (#)               Fiscal Year End ($)
             Name                     Exercisable        Unexercisable        Exercisable          Unexercisable
             ----                     -----------        -------------        -----------          -------------

Howard A. Neckowitz                    239,705             901,471             $4,538,074           $1,328,772


Gail E. Granton                        109,779             181,103             $2,655,687           $2,102,478


Ronald D. Anderson                      63,312              97,688             $1,929,173           $2,137,910


Thomas J. Murphy                            __             150,000                    ___           $3,056,250


Robert F. Craver                        44,687              40,313             $1,562,009           $1,010,826


Compensation of Directors

     Directors of the Company do not receive cash compensation for services provided as a director. Under the Company's Long-Term Incentive Plan, non-employee Directors will receive an initial option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors and yearly grants of options to purchase 10,000 shares of Common Stock. The exercise price of each share underlying the option is equal to the fair market value of a share of Common Stock on the date the option is granted (or on the previous business date if the grant is made prior to the close of the market). In addition, on November 3, 1998, each outside director received a one time grant of options to purchase

15,000 shares of Common Stock with an exercise price of $29.125, which was the fair market value of the Common Stock on the date of the grant. These options expire on November 3, 2009.

Option Repricing

     The following table sets forth certain information concerning all repricings of options to purchase the Company's Common Stock held by any executive officer of the Company during the last 10 completed fiscal years.


                                               Number of
                                              Securities     Market Price       Exercise                  Length of
                                              Underlying      of Stock at       Price at                  Original Option
                                                Options/          Time of        Time of                  Term Remaining
                                                    SARs     Repricing or    Repricing or           New   at Date of
                                             Repriced or        Amendment      Amendment        Exercise  Repricing or
Name                        Date             Amended (#)         ($)             ($)           Price ($)  Amendment
----                        ----             -----------  ---------------- ---------------     ---------  ---------------

Ronald D. Anderson          9/18/98            120,000          $27.688          $38.50       $27.688     11/24/07

Robert F. Craver            9/18/98             40,000          $27.688          $38.50       $27.688     11/24/07

Sandra D. Grey              9/18/98             40,000          $27.688          $38.50       $27.688     11/24/07

Fred A. Weismiller          9/18/98             40,000          $27.688          $38.50       $27.688     11/24/07



Report of Repricing of Options

     On September 18, 1998, the Board approved the repricing of certain options that had previously been granted pursuant to the Company's 1997 Long-Term Incentive Plan. To accomplish this, the Company granted 768,500 options having an exercise price of $27.688, the closing market price of the Company's stock on the date of the repricing, and canceled a like number of outstanding options. The canceled options originally were granted on November 4, 1997, November 24, 1997, December 23, 1997 or February 16, 1998 and had exercise prices ranging from $38.50 to $51.375 per share. Aside from the new exercise price, the terms of the repriced options are identical to the terms of the canceled options. Repriced options were granted to 92 employees, including four executive officers. There was no repricing of options to the Company's top two executives, Mr. Howard Neckowitz, the Company's Chief Executive Officer, and Ms. Gail Granton, the Company's Executive Vice President, International Business Development, or to any directors of the Company. The options repriced represented 25% of the Company's outstanding options as of the repricing date.

     The Board of Directors approved the option repricing because it strongly believes that "in-the-money" stock options provide important incentives for officers and other employees to remain with the Company and to continue to make significant contributions to its progress. As a result of a decrease in the Company's stock price, a significant number of options awarded to officers and employees had become "out-of-the-money." The management advised the Board that the fact that these options were "out-of-the-money" reduced the incentive provided by the options to the detriment of the Company and its shareholders. In addition, the management advised the Board that the repricing was necessary to prevent valuable employees from leaving the Company to receive an "at-the-money" grant of options from another employer. Third, at the time of the repricing (and continuing in the present time), the Company was hiring large numbers of new employees and awarding options with exercise prices reflecting the Company's reduced stock price. The management advised the Board that the repricing would prevent the personal resentment and turmoil that could have resulted if new employees had better option packages than longer term employees who had already established themselves as proven contributors. In order to preserve the motivational aspects of the options and strengthen employee morale, the Board of Directors determined that it was in the best interest of the Company to reprice these options to reflect the fair market value of the Company's common stock based on current trading prices.
The Board believes this action was necessary to restore the value of the options as an incentive for the excellent employee performance required to increase the stock price for the benefit of all shareholders.

                      By The Compensation Committee of the Board of Directors:
                      Howard A. Neckowitz
                      Gail E. Granton
                      Charles M. Dalfen
                      James J. Junewicz
                      Barry J. Volante


Employment Contracts, Termination of Employment and Change-in-Control
  Arrangements

     The Company entered into new employment agreements, effective January 1, 1998, with each of the Named Executive Officers, other than Thomas
Murphy. (Thomas Murphy's agreement was entered in conjunction with his commencement of employment with the Company and became effective on August 16, 1998.)

     The Company's employment agreement with Howard A. Neckowitz provides that he serves as President and Chief Executive Officer of the Company, and, subject to election, as a director and Chairman of the Board. The agreement provides for: an annual base salary of $600,000, which may be increased pursuant to an annual review by the Compensation Committee; an annual discretionary cash bonus to be determined by the Compensation Committee; options to purchase 500,000 shares at $50.1875 per share, which were granted as of December 30, 1997; $3,000,000 of life insurance; participation in the Company's benefit plans on the same terms as provided to the Company's other senior management employees; the right to receive certain executive perquisites (such as club memberships); and reimbursement of reasonably incurred legal expenses in connection with negotiation and preparation of his employment arrangements. The employment agreement is for a five-year term and is automatically extended for 24-month periods unless notice of non-renewal is provided by either party at least 90 days prior to the end of the employment term.

     Pursuant to the terms of the employment agreement, on December 30, 1998 Mr. Neckowitz also received options to purchase 500,000 shares of the Company's Common Stock at $47.75 per share, the market price of the Company's stock in effect on that date. The employment agreement originally provided that Mr. Neckowitz would receive on December 30, 1999 a grant of options to purchase 500,000 shares of the Company's Common Stock with an exercise price equal to the market price of the Company's Common Stock on that date. The employment agreement was amended so that instead of receiving this grant, Mr. Neckowitz received on March 15, 1999 options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $28-1/8 per share, the closing price of the Company's Common Stock on March 12, 1999, which was the business date preceding the grant.

     If Mr. Neckowitz is terminated by the Company for reasons other than Cause (and not on account of death or disability) or if he resigns for Good Reason, then he shall receive a severance payment equal to the sum of three years' salary and annual cash bonuses (the "Severance Payment"), payable in equal monthly amounts over a three-year period, as well as payment by the Company of his group-health premiums for such time period that Mr. Neckowitz or any of his dependents is eligible for and elects COBRA continuation coverage. Upon termination of employment on account of death or disability, Mr. Neckowitz (or his estate) is generally entitled to payments of salary for 90 days thereafter, payment by the Company of his group-health premiums for such time period that Mr. Neckowitz or any of his dependents is eligible for and elects COBRA continuation coverage and a pro rata bonus payment. If the Company undergoes a Change in Control, then

Mr. Neckowitz shall receive from the Company, without regard to whether his employment terminates in connection with such Change in Control, a lump sum payment equal to the Severance Payment described above in lieu of such Severance Payment. Mr. Neckowitz shall be entitled to reimbursement from the Company for any excise tax (including any additional taxes resulting from such reimbursement) incurred on account of compensation payable pursuant to a Change in Control. Mr. Neckowitz's employment agreement also imposes upon him certain obligations of confidentiality.

     Pursuant to a restricted stock agreement dated December 30, 1997, Mr. Neckowitz was awarded 75,000 restricted shares of the Company's Common Stock. Subject to certain conditions and exceptions, the restrictions on such restricted shares expire as to 10% of such shares each year; provided, however, that in the event of Mr. Neckowitz's death, total disability, termination for reasons other than Cause or resignation for Good Reason or in the event of a Change in Control, Mr. Neckowitz shall become vested in the restricted shares as of such date.

     The employment agreements between the Company and Gail E. Granton, Ronald D. Anderson, Thomas J. Murphy and Robert F. Craver provide for annual base salaries of $200,000, $175,000, $325,000 and $165,000, respectively (each subject to adjustment pursuant to an annual review); an annual discretionary cash bonus determined by the President and based on the performance of the executive, the performance of the Company and other relevant factors; and participation in the Company's benefit plans on the same terms as provided to the Company's other senior management employees. In addition, Mr. Murphy's agreement provided for a one-time signing bonus of $50,000; an initial grant of an option to purchase 150,000 shares of the Company's Common Stock (with the options generally vesting over four years); an award of 15,000 restricted shares of the Company's Common Stock (with such restrictions generally expiring as to 20% of such shares each year); a reimbursement by the Company for reasonable relocation expenses incurred not exceeding $30,000 and temporary housing near the Company's offices in Burlingame, California for a period of up to 12 months. In the event the Company chooses not to extend Mr. Murphy's employment term beyond his initial three year term, an additional 20% of the restricted shares granted pursuant to his employment agreement shall become unrestricted. Ms. Granton's, Mr. Anderson's and Mr. Murphy's employment agreements are for three-year terms, while Mr. Craver's is for a two-year term. At the end of their respective terms, each employment agreement is automatically extended for 12- month periods, unless notice of non-renewal is provided by either party at least 90 days (60 days in the case of Mr. Murphy) prior to the end of the employment term. Under the respective employment agreements, if employment is terminated by the Company for any reason other than Cause (and not on account of death, disability, voluntary resignation or mutual agreement) or if the executive resigns for good reason, then the executive shall, subject to certain limited exceptions, receive a severance payment equal to 18 months salary (for Ms. Granton and Mr. Anderson), 12 months salary (for Mr. Murphy) or six months salary (for Mr. Craver), and any unvested options held by the executive at such time shall fully vest (and for Ms. Granton, her outstanding options shall fully vest in the event of non-renewal of her agreement) and shall be exercisable for the period after termination as specified for vested options as stated in the option agreement. In addition, in such circumstance with respect to Mr. Murphy, all unvested options then held by him become exercisable for the period after termination as specified for vested options in the applicable option agreements. The portion of his 15,000 restricted shares granted by his employment agreement that are still subject to restrictions shall become unrestricted and all unvested options then held by him become exercisable for the period after termination as specified for vested options in the applicable option agreements. Termination of employment on account of voluntary resignation, mutual agreement or Cause generally relieves the Company of any obligation to make future payments or provide future benefits to the executive, while termination of employment on account of death or disability would entitle the executive officer (or his or her estate) to payments of salary generally for a 30-day period.

     Under the employment agreements between the Company and Messrs. Anderson, Murphy and Craver, if the Company undergoes a Change in Control and within two years thereafter the Company terminates the executive for reasons other than Cause or the executive terminates his employment for good reason, then the executive shall be entitled to receive a lump sum payment equal to 18 months' salary (for Mr. Anderson), 12 months' salary (for Mr. Murphy) or six months' salary (for Mr. Craver). In addition, with respect to Mr. Murphy upon the Change in Control and without regard to whether his employment terminates, all unvested options granted by his employment agreement then held by him become exercisable for the period after termination as specified for vested options in the applicable option agreements and the portion of the 15,000 restricted shares granted by his employment agreement which are still subject to restrictions shall become unrestricted. Upon a Change in Control, Ms. Granton shall, however, receive, without regard to whether her employment terminates in connection with such Change in Control, a lump sum payment equal to 18 months salary. Any such payment made to Ms. Granton shall be in lieu of any severance payment otherwise payable to her and she shall be entitled to reimbursement from the Company for any excise tax (including any additional taxes resulting from such reimbursement) incurred on account of compensation payable pursuant to a Change in Control. The employment agreements between the Company and Ms. Granton and Messrs. Anderson and Craver also impose upon each of them obligations of confidentiality, while Messrs. Anderson, Murphy and Craver's employment agreements also impose certain limited obligations not to compete against the Company.

     As used in the employment agreements, "Change in Control" means the earliest to occur of any one of the following events: (1) any person (with certain limited exceptions) becomes the beneficial owner of 25% or more of the Company's voting stock; (2) the majority of the Board of Directors does not consist of individuals who are Incumbent Directors, which term means the members of the Board as of the date of the applicable agreement; provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by three-quarters of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director; (3) the Company adopts a liquidation plan; (4) the merger or sale of substantially all of the assets of the Company (unless proportional ownership of the Company's stock does not change); or
(5) the Company combines with any other company and is the surviving corporation but the shareholders of the Company immediately prior thereto own less than 50% of the voting stock.

 During 1998, before entering these agreements, the Company retained a professional consultant to research executive compensation levels of similar companies and to advise the Board of Directors. The consultant reviewed these employment agreements and concluded that they were fair and reasonable.


Insider Participation in Compensation Decisions

     Compensation decisions are made by the Compensation Committee, which consists of all of the directors of the Company. Mr. Neckowitz and Ms. Granton do not vote on their respective compensation. Mr. Junewicz has abstained from voting on compensation issues relating to Mr. Neckowitz and Ms. Granton because his law firm represents the Company on various matters. A subcommittee of the Compensation Committee consisting of Messrs. Calafell, Dalfen and Volante makes awards under the Company's Long-Term Incentive Plan, including stock options and restricted stock awards, to the executive officers of the Company, in consultation with the other directors (except that Mr. Neckowitz and Ms. Granton do not consult with respect to their own awards). In addition, a subcommittee of the Compensation Committee consisting of Mr. Neckowitz and Ms. Granton in consultation with Sandra Grey, the Company's chief financial officer, makes awards under the Long-Term Incentive Plan to employees of the Company who are not executive officers.

Report of the Compensation Committee of the Board of Directors on Executive
  Compensation

     The Company's compensation program is designed to enable the Company to attract, motivate and retain the best possible executive talent, people who provide the experience and skills that are vital for the Company to achieve its goals. The Company strives to align the personal financial interests of its executives with the financial interests of stockholders in an effort to maximize stockholder value.

     The Compensation Committee of the Board of Directors and, where appropriate, a subcommittee of outside directors, sets executive compensation, including adjustments to base salaries, bonuses and grants of equity-based awards. The Compensation Committee bases its determinations of overall executive compensation, which include salary, bonus, certain benefits and stock option awards and possibly other forms of equity-based compensation, on subjective factors based upon consideration of, among other factors: (1) the annual and long-term financial performance of the Company, including the creation of stockholder value; (2) the historical financial performance of the Company; (3) the individual executive officer's contribution to the achievement of operating goals and business objectives; and (4) levels of compensation in comparable companies at similar stages of development, with particular emphasis on those operating in the telecommunications industry. The Compensation Committee bases executive compensation on the individual's personal contribution and importance to the success of the Company and on financial performance criteria, including the Company's financial performance and the price of the Company stock, in the context of the telecommunication industry as well as the economy in general.

     All directors of the Company sit on the Compensation Committee of the Board of Directors. However, Mr. Neckowitz and Ms. Granton do not vote on their respective compensation. In addition, because of the relationship of Mr. Junewicz's law firm with the Company, Mr. Junewicz abstains from voting on matters voted upon by the Compensation Committee relating to the compensation of Mr. Neckowitz and Ms. Granton. A subcommittee of the Compensation Committee consisting of Messrs. Calafell, Dalfen and Volante makes awards under the Company's Long-Term Incentive Plan, including stock options and restricted stock awards, to the executive officers of the Company, in consultation with the other directors (except that Mr. Neckowitz and Ms. Granton do not consult with respect to their own awards). In addition, a subcommittee of the Compensation Committee consisting of Mr. Neckowitz and Ms. Granton in consultation with Ms. Grey makes awards under the Company's Long-Term Incentive Plan to employees who are not executive officers.

     During 1998, the salaries of the Company's executive officers including Mr. Neckowitz was generally set pursuant to employment agreements. See "Summary Compensation Table" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

     The Company believes that equity-based compensation is an effective way of aligning executive compensation with increases in stockholder value. The Company uses the Long-Term Incentive Plan in order to attract and retain employees and other service providers and to identify such individuals with the Company's stockholders through the use of equity-based compensation. The Compensation Committee believes that option grants align executive interests with stockholders interests by providing a direct link between compensation and stockholder returns. The Compensation Committee believes that option grants pursuant to the Long-Term Incentive Plan help retain key executives in highly competitive market for executive talent in the telecommunications industry.

     The Company did not reprice Mr. Neckowitz's options when it repriced those of other employees, but it recognized that the options previously granted to Mr. Neckowitz pursuant to his employment agreement were substantially "out-of-the-money." Accordingly, on March 15, 1999, pursuant to an agreement with Mr. Neckowitz, the Board accelerated the grant of options to purchase 500,000 shares of the Company's stock that was scheduled to be awarded to Mr. Neckowitz on December 31, 1999 pursuant to his employment agreement so that these options were instead awarded to Mr. Neckowitz on March 15, 1999 at an exercise price equal to the closing price on March 12, 1999, the business day immediately preceding March 15, 1999. To help assure the availability of a tax deduction for the Company with respect to the options, Mr. Neckowitz will not receive the shares pursuant to the exercise of these options until after his employment terminates. This action was taken to provide Mr. Neckowitz with stock options having an exercise price equal to the current market price of the Company's stock. By accelerating the grant of an option that Mr. Neckowitz was already entitled to receive at a later time, the Board believed that it enhanced the incentive and retention value of Mr. Neckowitz's overall compensation package and gave him an immediate incentive to increase the stock price from its level on March 12,1999. Similarly, on March 15, 1999, Ms. Gail Granton received a grant of options to purchase 115,000 shares of common stock. Ms. Granton received this grant because she had agreed to expand her duties significantly to include overall responsibility for the implementation and success of the Company's retail marketing program, the success of which is critical to achieving the Company's business plan. The Company's independent compensation consultant advised the Board that taking the above actions with respect to Mr. Neckowitz and Ms. Granton was reasonable and appropriate in view of the considerations set forth above.

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") limits the Company's deduction for compensation paid to the executive officers named in the Summary Compensation Table to $1 million unless certain requirements are met. The policy of the Compensation Committee with respect to section 162(m) is to establish and maintain a compensation program that will optimize the deductibility of compensation. In that regard, no executive officer received compensation in excess of $1 million during fiscal 1998. The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee's need for flexibility to respond to changing business conditions or by an executive officer's individual performance, to authorize compensation that may not, in a specific case, be fully deductible by the Company.

                    By The Compensation Committee of the Board of Directors:
                    Howard A. Neckowitz
                    Gail E. Granton
                    Robert C. Calafell
                    Charles M. Dalfen
                    James J. Junewicz
                    Barry J. Volante

                          STOCK PERFORMANCE GRAPH

     The following graph compares the total return on the Company's Common Stock with the cumulative total return on the Nasdaq Market Index--U.S. Companies (a broad market index) and the Nasdaq Telecommunications Index (an industry index) for the period from July 19, 1996, the date upon which the Common Stock was registered pursuant to Section 12 of the Exchange Act, through December 31, 1998. The comparison reflects the investment of $100 on July 19, 1996, and the reinvestment of dividends (if paid), in each of the Company's Common Stock (for which no dividends have been paid), the Nasdaq Market Index and the Nasdaq Telecommunications Index (an industry index). The stock price performance of the Company reflected in this comparison is not necessarily indicative of the future stock price performance of the Company's Common Stock.



                                              NASDAQ
                 PACIFIC GATEWAY     TELECOMMUNICATIONS    NASDAQ MARKET INDEX
                  EXCHANGE, INC.           INDEX              U.S. COMPANIES

     7/19/96         100.00                100.00               100.00

    12/31/96         286.27                108.16               119.27

    12/31/97         422.06                159.76               146.36

    12/31/98         376.96                261.42               205.38



                   ASSUMES $100 INVESTED ON JULY 19, 1996
                        ASSUMES DIVIDENDS REINVESTED
                    FISCAL YEAR ENDING DECEMBER 31, 1998


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the outstanding Common Stock as of April 20, 1999 (unless otherwise indicated) by: (i) each director of the Company; (ii) the Company's chief executive officer and the individuals serving as executive officers of the Company as of April 20, 1999 named in the table under "Compensation of Directors and Executive Officers--Summary Compensation Table"; and (iii) all directors and executive officers of the Company as of April 20, 1999 as a group.



                                                Shares of     Percentage
                                                  Common          of
                                                  Stock       Outstanding
                                               Beneficially     Shares
                                                 Owned(1)      Owned(1)
                                               ------------   -----------

Directors and Executive Officers

Howard A. Neckowitz(2).......................    2,668,478        13.7%

Gail E. Granton(3)...........................      892,339         4.6%

                                                Shares of     Percentage
                                                  Common          of
                                                  Stock       Outstanding
                                               Beneficially     Shares
                                                 Owned(1)      Owned(1)
                                               ------------   -----------

Robert C. Calafell(4).........................  15,400                *


Charles M. Dalfen(5)...........................  38,499               *

James J. Junewicz(6)...........................  37,499               *


Barry J. Volante(6)............................  24,998               *


Ronald D. Anderson(7)..........................  209,495            1.1%


Thomas J. Murphy...............................   15,700              *


Robert F. Craver(8)............................  139,295              *


All directors and executive officers as a
group (11 persons)(9)......................    3,411,665          17.1%


Additional 5% Stockholders
Denver Investment Advisors LLC(10).........    1,765,700           9.2%
1225 17th Street, 26th Floor
Denver, Colorado 80202

Seligman Communications & Information Fund, Inc.
(11)........................................   1,120,000          5.84%
100 Park Avenue
New York, New York 10017

Pilgrim Baxter & Associates, Ltd.(12).....     1,494,500           7.7%
   825 Duportail Road
   Wayne, Pennsylvania 19087

    ------
      *Less than 1%

(1) Calculated pursuant to Rule 13d-3 under the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 20, 1998 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 104,512 shares held by Ronald L. Jensen and the Ronald L. Jensen Foundation Charitable Trust for which Mr. Neckowitz has been given an irrevocable proxy to vote such shares until July 31, 2003 or until either party terminates the arrangement pursuant to the terms of the agreement or, if earlier, the date on which Mr. Neckowitz becomes unable to perform his duties as an officer of the Company due to his voluntary resignation, termination for cause, long-term disability, physical incapacity or death. Also includes: (1) 51,914 shares held by the Genisis

Foundation, a charitable trust of which Mr. Neckowitz is a co-trustee; (2) 119,640 shares held by Mr. Neckowitz's wife; (3) 27,940 shares held by the Howard A. and Cheryl Neckowitz 1997 Trust of which Mr. Neckowitz is co-trustee; (4) 717,818 shares held by Gail Granton; and (5) 32,500 shares held by the Granton Foundation. The shares held by the Genisis Foundation, Mr. Neckowitz's wife, the Howard A. Neckowitz and Cheryl Neckowitz 1997 Trust, Ms. Granton and the Granton Foundation are subject to an irrevocable proxy granting Mr. Neckowitz the right to vote such shares. Also includes 289,154 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(3) Includes 32,500 shares held by the Granton Foundation, a charitable trust of which Ms. Granton is the trustee. Ms. Granton has granted an irrevocable proxy to Mr. Neckowitz to vote the shares owned by Ms. Granton and the Granton Foundation. Also includes 142,021 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(4) Includes 15,000 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(5) Includes 37,499 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(6) Represents shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(7) Includes 80,875 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(8) Includes 80,325 shares held by the Robert & Rosalyn Craver Living Trust of which Mr. Craver is co-trustee. The shares held by the Robert & Rosalyn Craver Living Trust are subject to an irrevocable proxy granting Mr. Craver the right to vote such shares. Also includes 53,125 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(9) Information provided is for the individuals who were directors and executive officers of the Company on April 20, 1998 and includes 729,586 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by June 20, 1999.

(10) Share ownership current as of December 31, 1998 as reported on
Schedule 13G filed with the Securities and Exchange Commission on February 12, 1999.

(11) Share ownership current as of December 31, 1998 as reported on
Schedule 13G filed with the Securities and Exchange Commission on February 9, 1999.

(12) Share ownership current as of December 31, 1998 as reported on
Schedule 13G filed with the Securities and Exchange Commission on February 9, 1999.

Item 13.      Certain Relationships and Related Transactions

     The Company has entered into indemnification agreements with its directors and officers. Such agreements require the Company to indemnify such individuals and are, in some cases, broader than the specific indemnification provisions contained in the Delaware Law.

     Ronald Jensen, who during the first part of 1998 beneficially owned in excess of 5% of the Company's Common Stock, has entered into an Irrevocable Proxy and Voting Agreement with Mr. Neckowitz granting Mr. Neckowitz the right to vote until July 31, 2003 all his shares, as well as shares held by the Ronald L. Jensen Foundation Charitable Trust, in aggregate, 104,512 shares as of April 20, 1999. Either party may terminate the agreement, after July 31, 1999 by giving the other party eighteen months' advance written notice (the earliest notice date is July 31, 1999 for a termination of January 21, 2001). The agreement is null and void if Mr. Neckowitz becomes unable to perform his duties as an officer of the Company due to his voluntary resignation, termination for cause, long-term disability, physical incapacity or death.

     Mr. Neckowitz, Ms. Granton and Mr. Anderson beneficially own an aggregate of approximately 3.4% of the outstanding stock of AvTel Communication, Inc. ("AvTel"). In addition, immediate family members of Mr. Jensen, beneficially own 48.4% of the outstanding stock of AvTel, according to AvTel's proxy statement filed with the Securities and Exchange Commission on April 20, 1999. In addition, according to AvTel's proxy statement, Mr. Jeffrey Jensen, one of Ronald Jensen's sons, is a director of AvTel. AvTel acquired Matrix Telecom, Inc. ("Matrix") pursuant to an exchange transaction on December 1, 1997. Prior to such acquisition, the individuals listed above were Matrix stockholders. The Company recorded revenues from sales of telecommunication services to AvTel of $11.5 million during fiscal 1998, accounting for 2.5% of the Company's revenues.

     In connection with the Company's public offering of common stock in July 1996, the Company sold 1,800,000 shares, or 9.5% of the outstanding shares, directly to KDD America, Inc. ("KDD America"), a subsidiary of Kokusai Denshin Denwa, an international telecommunications carrier based in Japan ("KDD Japan"). At that time, the Company and KDD Japan entered into a seven-year cooperation agreement that contemplated joint projects in the communications field. KDD sold all of its stock of the Company during fiscal 1998. During fiscal 1998, the Company made net payments to KDD Japan, reduced by amounts owed to the Company by KDD Japan, of $3.9 million in connection with exchanging traffic.

     The Company obtains legal services from Mayer, Brown & Platt, the law firm of which James J. Junewicz is a partner.



                                  Part IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 3. Exhibits - See Exhibit Index which is incorporated herein by reference.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 30th day of April, 1999.


                                        PACIFIC GATEWAY EXCHANGE, INC.

                                  By:  /s/   Howard A. Neckowitz
                                       -------------------------------------
                                             Howard A. Neckowitz
                                       President, Chief Executive Officer and
                                              Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of April, 1999.

    Signature                                            Title
    ---------                                            -----


                                         President, Chief Executive Officer and
/s/ Howard A. Neckowitz                         Chairman  of the Board
-------------------------                       (Principal Executive Officer)
    Howard A. Neckowitz


/s/ Gail E. Granton                      Executive Vice President,
-------------------------                    International Business Development
    Gail E. Granton                          and Director


/s/ Sandra D. Grey                       Chief Financial Officer
-------------------------                   (Principal Financial Officer)
    Sandra D. Grey                          (Principal Accounting Officer)


/s/ Robert C. Calafell                   Director
-------------------------
    Robert C. Calafell


/s/ Charles M. Dalfen                    Director
-------------------------
    Charles M. Dalfen


/s/ James J. Junewicz                    Director
-------------------------
    James J. Junewicz


/s/ Barry J. Volante                     Director
-------------------------
    Barry J. Volante

                               Exhibit Index

Exhibit
Number          Description                                                 Method of Filing
------          -----------                                                 ----------------

3.1.1           Amended and Restated Certificate of Incorporation, as      Incorporated by reference to Quarterly
                Amended May 20, 1997                                       Report on Form 10-Q for the quarter ended
                                                                           June 30, 1997 (No. 000-21043)

3.1.2           Certificate of Amendment of Amended and Restated           Previously Filed
                Certificate of Incorporation as amended June 19, 1998

3.2             Amended and Restated Bylaws, as amended October 23,        Incorporated by reference to Quarterly
                1998                                                       Report on Form 10-Q for the quarter ended
                                                                           September 30, 1998 (No. 000-21043)

4.1.2           Specimen Certificate for Common Stock                      Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)

4.1.2           Certificate of Amendment of Amended and Restated           Previously Filed
                Certificate of Incorporation as amended June 19, 1998

4.2             Amended and Restated Certificate of Incorporation, as      Incorporated by reference to Quarterly
                Amended May 20, 1997                                       Report on Form 10-Q for the quarter ended
                                                                           June 30, 1997 (No. 000-21043)

4.3             Rights Agreement dated as of November 17, 1997,            Incorporated by reference to Form 8-K
                between the Company and Norwest Bank Minnesota,            filed November 21, 1997 (No. 000-21043)
                N.A. as Rights Agent

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

10.2            1997 Long-Term Incentive Plan                              Incorporated by reference to Quarterly
                                                                           Report on Form 10-Q for the quarter ended
                                                                           June 30, 1997 (No. 000-21043)

10.3            Employee Stock Purchase Plan                               Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)

10.4.1          Proxy dated December 10, 1994 by Julie J. Jensen           Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)

10.4.2          Proxy dated December 10, 1994 by Jeffrey J. Jensen         Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)

10.4.3          Proxy dated December 10, 1994 by Janet Jensen              Incorporated by reference to Registration
                Kreiger                                                    Statement on Form S-1 (No. 33-80191)

10.4.4          Proxy dated December 10, 1994 by James J. Jensen           Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)








Exhibit
Number          Description                                                Method of Filing
------          -----------                                                ----------------

10.4.5          Proxy dated December 10, 1994 by Jami J. Jensen            Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)

10.4.6          Proxy dated April 30, 1998 by Gail E. Granton              Incorporated by reference to Quarterly
                individually and as trustee of The Granton Foundation      Report on Form 10-Q for the quarter ended
                                                                           June 30, 1998 (No. 000-21043)

10.4.7          Proxy dated June 10, 1996 Ronald L. Jensen                 Incorporated by reference to Registration
                                                                           Statement on Form S-1 (No. 33-80191)

10.5.1          Employment Agreement dated as of January 1, 1998           Incorporated by reference to Quarterly
                between Howard A. Neckowitz and Pacific Gateway            Report on Form 10-Q for the quarter ended
                Exchange Inc.                                              June 30, 1998 (No. 000-21043)

10.5.2          Employment Agreement dated as of January 1, 1998           Incorporated by reference to Quarterly
                between Gail E. Granton and Pacific Gateway                Report on Form 10-Q for the quarter ended
                Exchange, Inc.                                             June 30, 1998 (No. 000-21043)

10.5.3          Employment Agreement dated as of January 1, 1998           Incorporated by reference to Quarterly
                between Ronald D. Anderson and Pacific Gateway             Report on Form 10-Q for the
                Exchange, Inc.                                             quarter ended June 30, 1998 (No. 000-21043)

10.5.4          Employment Agreement dated October 1, 1995 between         Incorporated by reference to Quarterly
                Robert F. Craver and Pacific Gateway Exchange, Inc.        Report on Form 10-Q for the quarter ended
                                                                           June 30, 1998 (No. 000-21043)

10.5.6          Restricted Stock Award Agreement dated December 30,        Incorporated by reference to Form 10-K for
                1997 between Howard A. Neckowitz and Pacific               the year ended December 31, 1997 (No.
                Gateway Exchange, Inc.                                     000-21043)

10.5.7          Employment Agreement dated September 3, 1998               Previously Filed
                between Thomas J. Murphy and Pacific Gateway
                Exchange, Inc.

10.6            Telephone Service dated May 1, 1995 between Matrix         Incorporated by reference to Registration
                Telecom, Inc. and Pacific Gateway Exchange, Inc.           Statement on Form S-1 (No. 33-80191)

10.7            Agreement for Billing Services dated November 24,          Incorporated by reference to Registration
                1995 between Matrix Telecom, Inc. and Pacific              Statement on Form S-1 (No. 33-80191)
                Gateway Exchange, Inc.

10.8            Credit Agreement among Pacific Gateway Exchange,           Previously Filed
                Inc. and Bank of America, NT&SA and NationsBanc
                Montgomery Securities LLC dated as of December 18,
                1998

21.1            Subsidiaries                                               Previously Filed

23.1            Consent of Independent Accountants                         Filed with this document

27.1            Financial Data Schedule                                    Previously Filed

