Form 10-Q
period 1999-03-31
PACIFIC GATEWAY EXCHANGE INC
filed 1999-05-14
CIK 1004967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                 FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED March 31, 1999



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


500 Airport Blvd, Suite 340, Burlingame, California, 94010

(Address of Principal Executive Offices)    (Zip Code)

Registrant's Telephone Number, Including Area Code (650) 375 6700
                                                   ---------------


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


At April 29, 1999, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,277,992.

                        PACIFIC GATEWAY EXCHANGE, INC.



                               TABLE OF CONTENTS
                               -----------------




                                                               Page
                                                               ----

Part I -  FINANCIAL INFORMATION


Item 1: Financial Statements
        Consolidated condensed balance sheets as of
        March 31, 1999, and December 31, 1998                       1

        Consolidated condensed statements of operations
        for the three-month periods ended
        March 31, 1999, and 1998                                    2

        Consolidated condensed statements of cash flows
        for the three-month periods ended
        March 31, 1999, and 1998                                    3

        Notes to consolidated condensed financial statements        4

Item 2: Management's discussion and analysis
        of financial condition and results
        of operations                                               6


Part II - OTHER INFORMATION

Item 1: Legal Proceedings                                          11

Item 2: Changes in Securities and Use of Proceeds                  11

Item 3: Defaults upon Senior Securities                            11

Item 4: Submission of matters to a vote of security holders        11

Item 5: Other information                                          11

Item 6: Exhibits and reports on Form 8-K                           11

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE,  INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                      (Unaudited)
                                                                       March 31,          December 31,
                                                                         1999                1998
                                                                     ---------------    ---------------
                                 ASSETS
Current Assets:
Cash and cash equivalents                                               $    25,397        $   30,041
Accounts receivable, net of allowance for doubtful accounts
   of $4,763 in 1999 and $4,312 in 1998                                      84,901            87,725
Prepaid expenses                                                              2,062             1,244
Income taxes receivable                                                           -             1,358
Deferred income tax                                                           2,286             2,207
Other current assets                                                          1,481             1,408
                                                                       -------------    --------------
   Total current assets                                                     116,127           123,983
Property and equipment:
Undersea fiber optic cables                                                  36,516            34,663
Long distance communications equipment                                       62,612            48,710
Computers and office equipment                                               11,023             9,352
Leasehold improvements                                                        3,063             2,004
Construction in progress                                                      4,911            13,587
Cable construction in progress                                               15,957            12,066
                                                                       -------------    --------------
                                                                            134,082           120,382
Less: accumulated depreciation                                               20,333            17,335
                                                                       -------------    --------------
   Total property and equipment, net                                        113,749           103,047
Deposits and other assets                                                    10,510             8,607
                                                                       -------------    --------------
   Total assets                                                         $   240,386        $  235,637
                                                                       =============    ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                        $   111,409        $  118,303
Accrued liabilities                                                           4,808             4,193
Income taxes payable                                                          4,190                 -
Line of credit                                                               12,700             8,700
Other liabilities                                                               928             1,740
                                                                       -------------    --------------
   Total current liabilities                                                134,035           132,936
Other non-current liabilities                                                 1,963             2,062
                                                                       -------------    --------------
   Total liabilities                                                        135,998           134,998
                                                                       =============    ==============

Stockholders' Equity:
Common stock                                                                      2                 2
Additional paid in capital                                                   65,814            65,431
Deferred compensation-restricted stock                                       (4,515)           (4,618)
Foreign currency translation                                                   (926)               34
Retained earnings                                                            44,413            40,190
Common stock held in treasury, at cost                                         (400)             (400)
                                                                       -------------    --------------
  Total stockholders' equity                                                104,388           100,639
                                                                       -------------    --------------
  Total liabilities and stockholders' equity                            $   240,386        $  235,637
                                                                       =============    ==============

    See accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                      Three Months
                                                     Ended March 31,
                                               ------------- -------------
                                                   1999          1998
                                               ------------- -------------
                                                       (Unaudited)
Revenues                                       $140,529         $105,072
Cost of long distance services                  121,435           89,241
                                               --------         --------
  Gross margin                                   19,094           15,831
Selling, general, and administrative expenses     9,992            7,562
Depreciation and amortization                     3,046            1,963
                                               --------         --------
  Total operating expenses                       13,038            9,525
                                               --------         --------
  Operating income                                6,056            6,306
Interest income                                    (218)            (613)
Other (income) expense, net                        (223)              98
                                               --------         --------
  Income before income taxes                      6,497            6,821
Provision for income taxes                        2,274            2,445
                                               --------         --------
  Net income                                   $  4,223         $  4,376
                                               ========         ========

  Net income per share - basic                 $   0.22         $   0.23
                                               ========         ========

  Net income per share - diluted               $   0.22         $   0.22
                                               ========         ========
  Weighted-average number of common shares
    outstanding - basic                          19,155           19,018

  Weighted-average number of common shares
    outstanding - diluted                        19,631           19,930

    See accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      Three Months
                                                                     Ended March 31,
                                                              -----------------------------
                                                                  1999             1998
                                                              -----------       -----------
                                                                       (Unaudited)
Operating Activities:
Net income                                                     $  4,223           $  4,376
Adjustments to net income:
   Depreciation                                                   3,046              1,963
   Stock compensation expense                                       152                152
   Bad debt provision                                               777              1,372
   Equity in earnings of affiliated companies, net                  397                 96
   Changes in operating assets and liabilities:
    Accounts receivable                                           2,047             (3,655)
    Prepaid expenses                                               (818)               488
    Income taxes receivable                                       1,358                  -
    Deferred income tax                                             (79)                 -
    Other current assets                                            (73)                 -
    Deposits and other assets                                    (2,300)              (310)
    Accounts payable                                             (7,854)            (7,605)
    Accrued liabilities                                             615                282
    Federal income taxes payable                                  4,190              1,706
    Other liabilities                                              (911)               993
                                                             -----------        -----------
  Net cash provided by (used in) operating activities             4,770               (142)
                                                             -----------        -----------

Investing Activities:
   Purchase of property and equipment                           (13,748)            (9,098)
   Investments in subsidiaries and affiliates                         -             (3,300)
                                                             -----------        -----------
   Net cash used in investing activities                        (13,748)           (12,398)
                                                             -----------        -----------

Financing Activities:
   Borrowings on revolving lines of credit                        4,000                  -
   Exercise of stock options                                        334                 73
                                                             -----------        -----------
   Net cash provided by financing activities                      4,334                 73
                                                             -----------        -----------

Net decrease in cash and cash equivalents                        (4,644)           (12,467)
Cash and cash equivalents at beginning of the period             30,041             43,850
                                                             -----------        -----------
Cash and cash equivalents at end of the period                $  25,397           $ 31,383
                                                             ===========        ===========

Supplemental data for non-cash investing
  and financing activities:
Common stock issued to investee                               $     -             $  1,800


     See accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  GENERAL
------------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1998. The results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for future periods.

     Certain prior-year amounts have been reclassified to conform to the 1999 financial statement presentation.


(2)  EARNINGS PER SHARE
-----------------------

                                                   Income         Shares         Per-Share
(in thousands, except per share amounts)         (Numerator)   (Denominator)      Amount
                                                 ----------    ------------    -----------
Three Months Ended March 31, 1999
Basic EPS                                           $ 4,223          19,155         $ 0.22
Effect of dilutive stock options and
   restricted stock                                       -             476              -
                                                    -------         -------         ------
Diluted EPS                                         $ 4,223          19,631         $ 0.22
                                                    =======         =======         ======
Three Months Ended March 31, 1998
Basic EPS                                           $ 4,376          19,018         $ 0.23
Effect of dilutive stock options and
   restricted stock                                       -             912           (.01)
                                                    -------         -------         ------
Diluted EPS                                         $ 4,376          19,930         $ 0.22
                                                    =======         =======         ======


(3)  COMPREHENSIVE INCOME
-------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. In accordance with the adoption of SFAS No. 130, total comprehensive income was $3,263,000 for the three-month period ending March 31, 1999. Comprehensive income included foreign currency translation losses totaling $960,000.

(4)  SEGMENT INFORMATION
------------------------

     Based primarily on services provided and geographic areas, the Company's operating segments are: U.S. wholesale, offshore, and value-added services. The Company's management regularly reviews the operating results of these segments; these segment results are integral to management's decision making process.

     U.S. wholesale provides international telecommunications services to U.S.- based carriers that originate international traffic, but do not have operating agreements with foreign carriers. U.S. wholesale also provides service to existing international carriers who terminate their overflow telecommunications traffic on its system. Additionally, U.S. wholesale provides service to customers with smaller traffic volumes.

     Revenues from the Company's offshore operations are generated from country-specific, usage-sensitive rates charged to the Company's carrier customers and from traffic terminated in its international switching facilities. The Company operates switching facilities in the United Kingdom, New Zealand, Russia, Japan, and Australia. In addition, the Company earns revenues from traffic originating in Germany and France.

     The value-added segment includes a variety of emerging retail and wholesale services. Through this operating segment, the Company provides international long distance services to the Filipino, Japanese, Chinese, Vietnamese, Russian, and Romanian-American communities.

     Corporate and other assets include cash, equity investments, and other miscellaneous current and non-current assets. These assets are not allocated to the three operating segments.

     The results of operations for the Company's operating segments for the three months ended March 31, 1999, and 1998, were:

                                                     U.S.                       Value-      Corporate
(in thousands)                                    Wholesale      Offshore       Added       and other       Total
                                                  ---------      --------     ----------    ---------     --------
Three Months Ended March 31, 1999
Total sales                                        $132,043       $31,469        $6,324      $     -      $169,836
Sales and transfers between segments                (20,968)       (8,339)            -            -       (29,307)
                                                  ---------      --------     ----------    ---------     ---------
Revenues                                           $111,075       $23,130        $6,324      $     -      $140,529
Depreciation and amortization                      $  2,462       $   579        $    5      $     -      $  3,046
                                                  ---------      --------     ----------    ---------     ---------
Operating income                                   $  2,725       $ 2,468        $  863      $     -      $  6,056
                                                  =========      ========     ==========    =========     =========
Total assets at March 31, 1999                     $159,947       $35,391        $5,101      $39,947      $240,386
                                                  =========      ========     ==========    =========     =========
Three Months Ended March 31, 1998
Total sales                                        $ 98,540       $16,872        $3,044      $     -      $118,456
Sales and transfers between segments                 (8,046)       (5,338)            -            -       (13,384)
                                                  ---------      --------     ----------    ---------     ---------
Revenues                                           $ 90,494       $11,534        $3,044      $     -      $105,072
Depreciation and amortization                      $  1,607       $   356        $    -      $     -      $  1,963
                                                  ---------      --------     ----------    ---------     ---------
Operating income                                   $  4,602       $ 1,544        $  160      $     -      $  6,306
                                                  =========      ========     ==========    =========     =========
Total assets at December 31, 1998                  $151,491       $34,831        $5,857      $43,458      $235,637
                                                  =========      ========     ==========    =========     =========

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends," or "expects."
These forward-looking statements relate to the plans, objectives, and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true. The revenues and results of operations of the Company and future developments in the telecommunications industry are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following: (i) changes in international settlement rates; (ii) changes in the ratios between outgoing and incoming traffic and changes in expected future revenue from delayed proportional return traffic from foreign partners pursuant to certain operating agreements; (iii) foreign currency fluctuations; (iv) termination of certain operating agreements or inability to enter into additional operating agreements; (v) inaccuracies in the Company's forecasts of traffic; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements, or telecommunications standards;
(vii) foreign political or economic instability; (viii) changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable or in the feasibility and expense of building or leasing such facilities; (ix) loss of the services of key officers, such as Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer or Gail E. Granton, Executive Vice President, International Business Development and Secretary; (x) loss of a customer that provides significant revenues to the Company; (xi) highly competitive market conditions in the industry and rapid technological change; (xii) future management decisions regarding, for example, acquisitions, capital expenditures, or financings;
(xiii) concentration of credit risk; (xiv) natural disasters and catastrophic events, including network outages or failures; (xv) opportunities for (and problems resulting to) the acquisition of other companies or offshore facilities; (xvi) difficulties that may be encountered in the development of bandwidth services including construction delays, regulatory obstacles, and the availability of opportunities for additional bandwidth services; (xvii) uncertainties in the development of ethnic marketing programs and new business lines, such as the Company's commencement of Internet operations and sales to switchless resellers relating , for example, to the difficulty of hiring appropriate personnel and competitive conditions; (xvii) Internet growth at slower rates than expected due to market conditions; or (xix) any failure of our computer systems or the computer systems of third parties that are material to our operations (such as computer systems of service providers, suppliers, and brokers) to process information correctly relating to dates in and after the Year 2000. The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations


     The following table sets forth statements of operations data as a percentage of revenues for the period indicated.

                                                         Three Months
                                                        Ended March 31,
                                               -------------------------------
                                                   1999               1998
                                               ------------       ------------
Total Revenues                                      100.0%             100.0%
 Cost of long distance services                      86.4%              84.9%
                                                   -------            -------
     Gross margin                                    13.6%              15.1%
Selling, general, and administrative expenses         7.1%               7.2%
Depreciation and amortization                         2.2%               1.9%
                                                   -------            -------
     Total operating expenses                         9.3%               9.1%
                                                   -------            -------
     Operating income                                 4.3%               6.0%
Interest income                                      -0.2%              -0.6%
Other (income) expense, net                          -0.2%               0.1%
                                                   -------            -------
     Income before income taxes                       4.6%               6.5%
Provision for income taxes                            1.6%               2.3%
                                                   -------            -------
     Net income                                       3.0%               4.2%
                                                   =======            =======

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31,
1998.

Revenues:    Total revenues for the three months ended March 31, 1999, increased
34% to $140.5 million from $105.1 million. The increase from the quarter ended March 31, 1998, was the result of several factors: first, the Company increased the number of its operating agreements to 44 at March 31, 1999, from 43 at March 31, 1998; second, the number of wholesale-carrier customers increased to 188 at March 31, 1999, from 146 at March 31, 1998; and third, the Company's retail business grew significantly, resulting in revenues of $6.3 million for the three months ended March 31, 1999, compared to $3.0 million for the three months ended March 31, 1998. As a result of these factors, total minutes increased 47.4% from the three months ended March 31, 1998, while the average price per minute charged to customers decreased slightly to $0.28 in the three months ended March 31, 1999, compared to $0.30 in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S. and increases in the incidental U.S. domestic terminating traffic influenced the average customer price per minute. During the first quarter of 1999 (as in all prior quarters), the Company sent more minutes out than it received under its operating agreements. Because the same rate is charged by the foreign carrier to terminate calls in their country as the Company charges the foreign carrier to terminate calls in the United States, decreasing rates have an adverse effect on revenue and estimated return traffic revenue backlog, but, as a result of sending more calls out than the Company receives, decreasing rates improve the gross margin received on the entire transaction of a minute delivered with such foreign carriers.

Gross Margin:   As a percentage of revenue, gross margin was 13.6% in the
current three-month period, a decrease from 15.1% in the same period in the prior year. Increased competition continues to drive prices downward resulting in decreased gross margins. The cost of long distance service increased to $121.4 million in the three-month period ended March 31, 1999, from $89.2 million in the three-month period ended March 31, 1998. This increase in costs represents continued growth in outbound traffic on new and existing routes.

Selling, General, and Administrative Expenses:   Selling, general, and
administrative expenses ("SG&A") as a percentage of revenues were 7.1% in the three months ended March 31, 1999, a slight decrease from 7.2% in the same period in the prior year. Actual expenses increased to $10.0 million in the three months ended March 31, 1999, from $7.6 million in the three months ended March 31, 1998. This increase was due primarily to greater personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 203 at March 31, 1999, from 107 at March 31, 1998. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation:   Depreciation increased 50.0% to $3.0 million in the quarter ended March 31, 1999, from $2.0 million in the quarter ended March 31, 1998. Depreciation as a percentage of revenues was 2.2% of revenue for the current quarter and 1.9% for the same quarter in the prior year. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1998.

Income Tax:   Income taxes decreased to $2.3 million in the three months ended
March 31, 1999, from $2.4 million in the three months ended March 31, 1998, primarily due to decreased operating income. The effective tax rate was 35% in the quarter ended March 31, 1999 and 36% in the quarter ended March 31, 1998.

Liquidity and Capital Resources

     The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

     Net cash provided by operating activities was $4.8 million for the three months ended March 31, 1999, compared to net cash used of $0.1 million for the three months ended March 31, 1998. This increase in cash provided by operating activities was primarily due to greater cash generating revenue and decreases in accounts receivable. Due to the timing differences in the international settlement process, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six-month lag in the international settlement process.

     Net cash used in investing activities was $13.7 million for the three months ended March 31, 1999, and $12.4 million for the three months ended March 31, 1998. Capital expenditures for the three months ended March 31, 1999, were $13.7 million, an increase from $9.1 million in the same period in 1998.
Capital expenditures in both 1999 and 1998 were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment. In addition, in the first quarter of 1998, the Company acquired 16.66% of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia company, for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities was $4.4 million for the three months ended March 31, 1999, and $0.1 for the same period in 1998. In 1999, the Company borrowed an additional $4.0 million under its line of credit (discussed below). The remainder of these cash inflows was from the exercise of stock options.

     In December 1998, the Company obtained a one-year, $30 million credit facility with Bank of America, NT&SA, and NationsBancMontgomery LLC. The Company uses this credit to fund its purchase commitments, letters of credit, working capital, and for general corporate purposes. At March 31, 1999, the Company held $12.7 million in borrowings under this credit facility.

     In March 1999, the Company signed a commitment letter for a $200 million senior secured credit facility with Salomon Brothers Holding Company, Inc. and Goldman Sachs Credit Partners L.P. The facility may be increased in the future by up to $100 million if lenders provide additional commitments. The Company plans to use the borrowings to finance its undersea fiber optic cable investments and its expansion into the global Internet market.

     At March 31, 1999, the Company had outstanding commitments of $160 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cable in the US-Japan cable network for $76 million and in the TAT-14 cable system for $67 million. The Company expects to fund its investment in these two cable systems through operating cash flows, existing cash balances, and bank borrowings over the next two years. In April 1999, the Company committed to purchase $30 million of domestic broadband capacity from Williams Communications Group, Inc. and Williams agreed to purchase up to $30 million of capacity on Pacific Gateway's trans-Atlantic city center network.

     The Company believes that existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments will be sufficient to meet its outstanding capital commitments, current capital expenditures, and working capital needs through the end of 1999. However, the Company may raise additional funds through offerings of equity or debt securities or other financing arrangements to fund growth opportunities that management believes are beneficial to the Company.

Year 2000 Readiness

     The "Year 2000" issue affects the Company's internal computer systems, network elements, software applications, and other business systems that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

     The Company has identified its Year 2000 risks: internal information systems; non-financial software; and external noncompliance by vendors and customers.

     Internal information systems. The Company's internal information systems were initially designed to be Year 2000 ready. These systems, such as the Company's billing system, have been tested in a simulated Year 2000 environment and were preliminarily determined to be Year 2000 ready. Additional tests will be conducted for final determination of Year 2000 readiness by mid-1999. The costs associated with testing Year 2000 readiness are not expected to be material to the Company's business, financial condition, or results of operations.

     Other internal systems. The Company has assessed the Year 2000 impact on its other internal systems, primarily its telecommunications switching equipment in the U.S. in Dallas, Los Angeles, and New York and offshore in the UK, New Zealand, Russia, and Japan and has conducted tests on such systems. The Company ordered software and hardware upgrades for all non-compliant switching equipment to be installed by mid-1999. The costs associated with testing and upgrading equipment to function after December 31, 1999, are not expected to be material to the Company's business, financial condition, or results of operations. The Company is identifying and evaluating other operational systems and applications, which the Company believes are not mission critical, such as building operations and individual personal computers used by Company personnel.

     Vendors and customer systems. The Company is requesting written verification from its significant vendors and customers on their Year 2000 readiness with respect to information systems used by those entities that could impact business with the Company. To the extent that their responses are unsatisfactory, the Company will seek alternate or new vendors who have demonstrated Year 2000 readiness. The Company is still awaiting responses from its most significant vendors and customers. There is no assurance, however, that such third parties will achieve full Year 2000 readiness or that the Company will receive assurances from such third parties. In the event that any of the Company's significant vendors and customers do not successfully and timely achieve Year 2000 readiness and the Company is unable to replace them with new or alternative vendors and customers, the Company's business or operations could be adversely affected.

     As part of the Company's Year 2000 risk program, the Company is evaluating scenarios that may occur as a result of the century change. The Company anticipates completing its contingency and business continuity plans designed to mitigate the effects of any significant Year 2000 disruptions by mid-1999.

                          PART II.   OTHER INFORMATION


Item 1.  Legal proceedings

         The Company is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not expect that they will have a material adverse impact on the Company's financial position or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The Exhibit filed as part of this report is listed below:

         27      Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: May 14, 1999

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