Form 10-Q
period 1999-06-30
PACIFIC GATEWAY EXCHANGE INC
filed 1999-08-16
CIK 1004967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 1999

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

                                 Yes  X   No _____
                                     ---

At July 29, 1999, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,488,217.

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                             Page
                                                                             ----
Part I -  FINANCIAL INFORMATION

Item 1:   Financial Statements

          Consolidated condensed balance sheets as of
          June 30, 1999, and December 31, 1998                                 1

          Consolidated condensed statements of operations
          for the three-month and six-month periods ended
          June 30, 1999 and 1998                                               2

          Consolidated condensed statements of cash flows
          for the six-month periods ended
          June 30, 1999 and 1998                                               3

          Notes to consolidated condensed financial statements                 4

Item 2:   Management's discussion and analysis
          of financial condition and results
          of operations                                                        7


Part II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                   15

Item 2:   Changes in Securities and Use of Proceeds                           15

Item 3:   Defaults upon Senior Securities                                     15

Item 4:   Submission of matters to a vote of security holders                 15

Item 5:   Other information                                                   15

Item 6:   Exhibits and reports on Form 8-K                                    15

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE,  INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                            (Unaudited)
                                                              June 30,      December 31,
                                                                1999            1998
                                                             ----------      ----------
                                   ASSETS
Current Assets:
Cash and cash equivalents                                    $   16,170      $   30,041
Accounts receivable, net of allowance for doubtful
 accounts of $5,726 in 1999 and $4,312 in 1998                  114,503          87,725

Prepaid expenses                                                  1,932           1,244
Income taxes receivable                                               -           1,358
Deferred income tax                                               2,286           2,207
Other current assets                                              2,286           1,408
                                                             ----------      ----------
    Total current assets                                        137,177         123,983
Property and equipment:
Undersea fiber optic cables                                      36,422          34,663
Long distance communications equipment                           68,133          48,710
Computers and office equipment                                   13,680           9,352
Leasehold improvements                                            3,654           2,004
Construction in progress                                          9,861          13,587
Cable construction in progress                                   21,166          12,066
                                                             ----------      ----------
                                                                152,916         120,382
Less: accumulated depreciation                                   23,592          17,335
                                                             ----------      ----------
    Total property and equipment, net                           129,324         103,047
Deposits and other assets                                        15,056           8,607
                                                             ----------      ----------
    Total assets                                             $  281,557      $  235,637
                                                             ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             $  132,026      $  118,303
Accrued liabilities                                               5,248           4,193
Income taxes payable                                              4,623               -
Line of credit                                                   21,700           8,700
Other liabilities                                                   646           1,740
                                                             ----------      ----------
    Total current liabilities                                   164,243         132,936
Other non-current liabilities                                     4,898           2,062
                                                             ----------      ----------
    Total liabilities                                           169,141         134,998
                                                             ----------      ----------

Stockholders' Equity:
Common stock                                                          2               2
Additional paid in capital                                       72,467          65,431
Deferred compensation-restricted stock                           (5,197)         (4,618)
Foreign currency translation                                     (1,441)             34
Retained earnings                                                46,985          40,190
Common stock held in treasury, at cost                             (400)           (400)
                                                             ----------      ----------
    Total stockholders' equity                                  112,416         100,639
                                                             ----------      ----------
    Total liabilities and stockholders' equity               $  281,557      $  235,637
                                                             ==========      ==========

     See accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                              Three Months                             Six Months
                                                              Ended June 30,                          Ended June 30,
                                                        --------------------------             --------------------------
                                                           1999             1998                   1999            1998
                                                        ----------      ----------             ----------      ----------
                                                               (Unaudited)                             (Unaudited)
 Revenues                                               $  139,586      $  109,952             $  280,115      $  215,024
 Cost of long distance services                            121,433          92,951                242,868         182,192
                                                        ----------      ----------             ----------      ----------
    Gross margin                                            18,153          17,001                 37,247          32,832
 Selling, general, and administrative expenses              11,630           7,290                 21,621          14,852
 Depreciation and amortization                               3,340           2,146                  6,386           4,109
                                                        ----------      ----------             ----------      ----------
    Total operating expenses                                14,970           9,436                 28,007          18,961
                                                        ----------      ----------             ----------      ----------
    Operating income                                         3,183           7,565                  9,240          13,871
 Interest income, net                                         (249)           (556)                  (467)         (1,169)
 Other (income) expense, net                                  (524)            496                   (747)            594
                                                        ----------      ----------             ----------      ----------
    Income before income taxes                               3,956           7,625                 10,454          14,446
 Provision for income taxes                                  1,385           2,740                  3,659           5,185
                                                        ----------      ----------             ----------      ----------
    Net income                                          $    2,571      $    4,885             $    6,795      $    9,261
                                                        ==========      ==========             ==========      ==========
    Net income per share - basic                        $     0.13      $     0.26             $     0.35      $     0.49
                                                        ==========      ==========             ==========      ==========
    Net income per share - diluted                      $     0.13      $     0.25             $     0.34      $     0.46
                                                        ==========      ==========             ==========      ==========
    Weighted-average number of common shares
     outstanding - basic                                    19,207          19,060                 19,170          19,041
                                                        ==========      ==========             ==========      ==========
    Weighted-average number of common shares
     outstanding - diluted                                  20,342          19,934                 20,057          19,931
                                                        ==========      ==========             ==========      ==========

    See accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                               Six Months
                                                                              Ended June 30,
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
                                                                              (Unaudited)
Operating Activities:
Net income                                                            $    6,795      $    9,261
Adjustments to net income:
   Depreciation and amortization                                           6,386           4,108
   Stock compensation expense                                                434             304
   Bad debt provision                                                      1,383           1,204
   Equity in earnings of affiliated companies, net                           977             152
   Changes in operating assets and liabilities:
    Accounts receivable                                                  (26,904)        (22,110)
    Prepaid expenses                                                        (688)           (361)
    Income taxes receivable                                                1,358               -
    Deferred income tax                                                      (79)              -
    Other current assets                                                    (878)              -
    Deposits and other assets                                             (1,573)            953
    Accounts payable                                                      11,653          10,807
    Accrued liabilities                                                    1,055             241
    Income taxes payable                                                   4,623            (554)
    Other liabilities                                                      1,742             409
                                                                      ----------      ----------
    Net cash provided by operating activities                              6,284           4,414
                                                                      ----------      ----------

Investing Activities:
     Purchase of property and equipment                                  (32,578)        (13,988)
     Investments in subsidiaries and affiliates                           (1,850)         (3,314)
                                                                      ----------      ----------
     Net cash used in investing activities                               (34,428)        (17,302)
                                                                      ----------      ----------
Financing Activities:
     Borrowings on revolving line of credit                               13,000               -
     Exercise of stock options                                             1,273             360
     Other                                                                     -             (57)
                                                                      ----------      ----------
     Net cash provided by financing activities                            14,273             303
                                                                      ----------      ----------

Net decrease in cash and cash equivalents                                (13,871)        (12,585)
Cash and cash equivalents at beginning of the period                      30,041          43,850
                                                                      ----------      ----------
Cash and cash equivalents at end of the period                        $   16,170      $   31,265
                                                                      ==========      ==========

Supplemental data for non-cash investing activities:
Common stock issued to investee                                       $    4,750      $    1,800



    See accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  GENERAL
------------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1998. The results for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for future periods.

     Certain prior-year amounts have been reclassified to conform to the 1999 financial statement presentation.


(2)  EARNINGS PER SHARE
-----------------------

                                                                                                   Per-
                                                                                                  Share
(in thousands, except per share amounts)                        Income           Shares           Amount
                                                            ------------     ------------     ------------
     Three Months Ended June 30, 1999
Basic EPS                                                         $2,571           19,207           $ 0.13
Effect of dilutive stock options and restricted stock                  -            1,135                -
                                                            ------------     ------------     ------------
Diluted EPS                                                       $2,571           20,342           $ 0.13
                                                            ============     ============     ============

     Three Months Ended June 30, 1998
Basic EPS                                                         $4,885           19,060           $ 0.26
Effect of dilutive stock options and restricted stock                  -              874            (0.01)
                                                            ------------     ------------     ------------
Diluted EPS                                                       $4,885           19,934           $ 0.25
                                                            ============     ============     ============

     Six Months Ended June 30, 1999
Basic EPS                                                         $6,795           19,170           $ 0.35
Effect of dilutive stock options and restricted stock                  -              887            (0.01)
                                                            ------------     ------------     ------------
Diluted EPS                                                       $6,795           20,057           $ 0.34
                                                            ============     ============     ============

     Six Months Ended June 30, 1998
Basic EPS                                                         $9,261           19,041           $ 0.49
Effect of dilutive stock options and restricted stock                  -              890            (0.03)
                                                            ------------     ------------     ------------
Diluted EPS                                                       $9,261           19,931           $ 0.46
                                                            ============     ============     ============

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)  COMPREHENSIVE INCOME
-------------------------

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. In accordance with the adoption of SFAS No. 130, total comprehensive income was $2.1 million and $5.3 million for the three- and six-month periods ended June 30, 1999, respectively. Comprehensive income included foreign currency translation losses.


(4)  ACQUISITIONS AND INVESTMENTS
---------------------------------

     In June 1999, the Company acquired the retail customers and assets of Robo Tel, Inc. for $6.6 million, consisting of $1.85 million in cash and $4.75 million in the Company's common stock. The customer base of over 28,000 is mainly Chinese and Vietnamese-American residences and small businesses. There were $1.3 million of accounts receivable and $0.6 million of accounts payable; under purchase accounting the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $5.9 million, which will be amortized over 20 years.


(5)  SEGMENT INFORMATION
------------------------

     Based primarily on services provided and geographic areas, the Company's current operating segments are: U.S. wholesale, offshore, and value-added services. The Company's management regularly reviews the operating results of these segments; these segment results are integral to management's decision making process.

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

     Revenues from the Company's offshore operations are generated from country-specific, usage-sensitive rates charged to the Company's carrier customers and from traffic terminated in its international switching facilities. The Company operates switching facilities in the United Kingdom, Russia, New Zealand, Japan, and Australia. In addition, the Company earns revenues from traffic originating in Germany, Switzerland, Italy, and France.

     The value-added segment includes a variety of emerging retail and wholesale services. Through this operating segment, the Company provides international long distance services to the Filipino, Japanese, Chinese, Vietnamese, Russian, Korean, and Romanian-American communities.

     Corporate and other includes cash, equity investments, and other miscellaneous current and non-current assets. These assets are not allocated to the three operating segments.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

------------------------------------

     The results of operations for the Company's operating segments for the three- and six-month periods ended June 30, 1999, and 1998, were:

                                                 U.S.                        Value-      Corporate
(in thousands)                                 Wholesale      Offshore       Added       And Other      Total
                                              -----------   ------------  -----------   -----------  -----------
     Three Months Ended June 30, 1999
Total sales                                      $131,496       $ 29,039      $ 8,276       $     -     $168,811
Sales and transfers between segments              (21,415)        (7,810)           -             -      (29,225)
                                              -----------   ------------  -----------   -----------  -----------
Revenues                                         $110,081       $ 21,229      $ 8,276       $     -     $139,586
Depreciation and amortization                    $  2,601       $    705      $    34       $     -     $  3,340
                                              -----------   ------------  -----------   -----------  -----------
Operating income                                 $    613       $  1,054      $ 1,516       $     -     $  3,183
                                              ===========   ============  ===========   ===========  ===========

     Three Months Ended June 30, 1998
Total sales                                      $105,545       $ 16,089      $ 4,653       $     -     $126,287
Sales and transfers between segments              (12,319)        (4,016)           -             -      (16,335)
                                              -----------   ------------  -----------   -----------  -----------
Revenues                                         $ 93,226       $ 12,073      $ 4,653       $     -     $109,952
Depreciation and amortization                    $  1,713       $    432      $     1       $     -     $  2,146
                                              -----------   ------------  -----------   -----------  -----------
Operating income                                 $  4,917       $  1,273      $ 1,375       $     -     $  7,565
                                              ===========   ============  ===========   ===========  ===========

     Six Months Ended June 30, 1999
Total sales                                      $263,539       $ 60,508      $14,600       $     -     $338,647
Sales and transfers between segments              (42,383)       (16,149)           -             -      (58,532)
                                              -----------   ------------  -----------   -----------  -----------
Revenues                                         $221,156       $ 44,359      $14,600       $     -     $280,115
Depreciation and amortization                    $  5,063       $  1,284      $    39       $     -     $  6,386
                                              -----------   ------------  -----------   -----------  -----------
Operating income                                 $  3,338       $  3,523      $ 2,379       $     -     $  9,240
                                              ===========   ============  ===========   ===========  ===========

     Six Months Ended June 30, 1998
Total sales                                      $207,129       $ 32,961      $ 7,697       $     -     $247,787
Sales and transfers between segments              (23,409)        (9,354)           -             -      (32,763)
                                              -----------   ------------  -----------   -----------  -----------
Revenues                                         $183,720       $ 23,607      $ 7,697       $     -     $215,024
Depreciation and amortization                    $  3,320       $    788      $     1       $     -     $  4,109
                                              -----------   ------------  -----------   -----------  -----------
Operating income                                 $  9,518       $  2,818      $ 1,535       $     -     $ 13,871
                                              ===========   ============  ===========   ===========  ===========

Total assets at June 30, 1999                    $198,925       $ 42,952      $ 9,167       $30,513     $281,557
                                              -----------   ------------  -----------   -----------  -----------

Total assets at December 31, 1998                $151,491       $ 34,831      $ 5,857       $43,458     $235,637
                                              -----------   ------------  -----------   -----------  -----------

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends," "expects," "estimates," or other similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true.

The revenues and results of operations of the Company and future developments in the telecommunications industry are difficult to forecast and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

1. changes in the ratios between outgoing and incoming traffic and changes in expected future revenue from delayed proportional return traffic from foreign partners pursuant to operating agreements;
2.  foreign currency fluctuations;
3. the termination of operating agreements or the inability to enter into additional agreements;
4.  inaccuracies in the Company's forecasts of traffic or changes in rates;
5. changes in or developments under domestic or foreign laws, regulations, licensing requirements, or telecommunications standards;
6.  foreign political or economic instability;
7. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable or in the feasibility and expense of building or leasing such facilities;
8.  loss of the services of key officers, such as:
    Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer, Gail E. Granton, Chief Operating Officer, Global Marketing and Offshore Development, Thomas J. Murphy, Chief Operating Officer, Network Development and IP Services, or Sandra D. Grey, Chief Financial Officer and Vice President, Finance;
9.  loss of a customer that provides significant revenues to the Company;
10. highly competitive market conditions in the industry and rapid technological change;
11. future management decisions regarding acquisitions, capital expenditures, or financing;
12. concentration of credit risk;
13. natural disasters and catastrophic events;
14. network outages, failures, or computer viruses;
15. opportunities or problems relating to the acquisition of other companies or facilities;
16. difficulties that may be encountered in the development of bandwidth services, including construction delays, regulatory obstacles, and the availability of opportunities for additional bandwidth purchases;
17. uncertainties in the development of ethnic marketing programs and new or expanded business lines, such as the Company's commencement of Internet operations and sales to switchless resellers relating to competitive conditions and the difficulty of hiring appropriate personnel;
18. Internet growth at slower rates than expected due to market conditions; or
19. any failure of our computer systems or the computer systems of third parties that are material to our operations (such as computer systems of service providers, suppliers, and brokers) to process information after December 31, 1999.

The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Pacific Gateway Exchange was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. Since then, the Company has undertaken four strategic initiatives in response to regulatory and technological developments: (1) as foreign countries deregulated their telecommunications markets, the Company started foreign wholesale operations; (2) in response to technological innovation and consumer demand, the Company entered the market for retail services; (3) through strategic capital investments, the Company has become a global player in the burgeoning market for high bandwidth capacity so that it will be positioned to meet the emerging demand for higher bandwidth services created by the advent of the Internet and future technological developments; and
(4) the Company will begin providing Internet Protocol ("IP") and data services in 1999 and plans to provide connectivity, co-location, and managed services to the Internet community. To accelerate the growth of all of its business lines, the Company may consider acquisition possibilities.

The Company expects its telecommunication services, bandwidth sales, and Internet services to increase revenues. The Company is increasing its customer base and developing low-cost termination arrangements to increase its telecommunication services revenues. In addition, the Company expects to generate revenues from bandwidth sales and Internet services later in 1999 and beyond.

The Company expects that telecommunication services prices will continue to decrease as a result of increased competition and deregulation and that bandwidth capacity prices will decrease due to technological advances and increased cable network construction.

The Company has experienced decreasing telecommunication services gross margins as a result of decreasing prices. These decreases have been partially offset by lower costs of providing services, which the Company expects to continue to decrease due to deregulation and technological advances. In 2000, the Company expects bandwidth sales to contribute substantially to its gross margin. Thereafter, as the Company invests in new cable systems and sells bandwidth capacity, it expects bandwidth sales to further contribute to its gross margin. After incurring initial losses due to start-up costs, the Company expects Internet services to contribute to its gross margin beginning in the fourth quarter of 2000.

The Company currently derives revenues from three operating segments: U.S. wholesale, offshore, and retail and value-added services. U.S. wholesale and offshore revenues are derived from country-specific, usage-sensitive rates charged to carrier customers and traffic sent by our foreign partners. The retail and value-added segment primarily provides international long distance services to targeted ethnic markets. The Company plans to expand into new ethnic markets in the U.S. and offshore where its wholesale operations provide it a competitive cost base.

The majority of the Company's costs are variable and consist of:

(1)  payments to foreign partners for the termination of traffic;
(2)  payments to other providers of long distance transmission services;
(3) payment to domestic carriers for the termination of overseas-originated traffic in the U.S. where the Company does not have its own network; and
(4) payments to local exchange companies for access charges for originating and terminating international and domestic traffic.

Additionally, the Company has begun to sell bandwidth capacity on its global network and in 1999 and beyond, expects to provide Internet services. The Company expects that bandwidth sales and Internet services will constitute two new operating segments. As of July 22, 1999, the Company has agreed to sell over $73 million in bandwidth capacity pursuant to sales agreements and non-binding memoranda of understanding. The Company will recognize these sales as revenue when it delivers the bandwidth capacity to its customers and it will include construction and related costs for such capacity as a cost of good sold. In certain instances, when the Company sells bandwidth capacity, it will use the proceeds to purchase additional network facilities, which it will record as fixed assets. Additionally, the Company expects to generate Internet service revenues, including connectivity and co-location services, beginning in the fourth quarter of 1999.

Results of Operations

     The following table sets forth statements of operations data as a percentage of revenues for the periods indicated.




                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                     -------------------------       -------------------------
                                                         1999           1998             1999           1998
                                                     ----------     ----------       ----------     ----------
Revenues                                                  100.0%         100.0%           100.0%         100.0%
Cost of long distance services                             87.0%          84.5%            86.7%          84.7%
                                                     ----------     ----------       ----------     ----------
    Gross margin                                           13.0%          15.5%            13.3%          15.3%
Selling, general, and administrative expenses               8.3%           6.6%             7.7%           6.9%
Depreciation and amortization                               2.4%           2.0%             2.3%           1.9%
                                                     ----------     ----------       ----------     ----------
    Total operating expenses                               10.7%           8.6%            10.0%           8.8%
                                                     ----------     ----------       ----------     ----------
    Operating income                                        2.3%           6.9%             3.3%           6.5%
Interest income, net                                       -0.1%          -0.5%            -0.1%          -0.5%
Other (income) expense, net                                -0.4%           0.5%            -0.3%           0.3%
                                                     ----------     ----------       ----------     ----------
    Income before income taxes                              2.8%           6.9%             3.7%           6.7%
Provision for income taxes                                  1.0%           2.5%             1.3%           2.4%
                                                     ----------     ----------       ----------     ----------
    Net income                                              1.8%           4.4%             2.4%           4.3%
                                                     ==========     ==========       ==========     ==========


The Three-Month Periods Ended June 30, 1999 and 1998

Revenues:   Total revenues for the three-month period ended June 30, 1999, increased 27% to $140 million from $110 million. This increase resulted from an increase in the number of the Company's wholesale-carrier customers to 210 at June 30, 1999, from 153 at June 30, 1998. Additionally, the Company's retail business grew significantly, resulting in retail revenues of $8.3 million for the three-month period ended June 30, 1999, compared to $4.7 million for the three-month period ended June 30, 1998. As a result of these factors, total minutes for the three-month period ended June 30, 1999, increased 49.0% from the three-month period ended June 30, 1998, while the average price per minute charged to customers decreased to $0.24 in the three-month period ended June
30, 1999, compared to $0.29 in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S., and increases in the incidental U.S. domestic terminating traffic influenced the average customer price per minute.

Gross Margin:   Gross margin increased 7% to $18.2 million in the three-month period ended June 30, 1999, from $17.0 million in the same period in 1998. As a percentage of revenues, gross margin was 13.0% for the three-month period ended June 30, 1999, a decrease from 15.5% in the same period in 1998. Increased competition continues to drive prices downward resulting in decreased gross margin. The cost of long distance service increased to $121 million in the three-month period ended June 30, 1999, from $93 million in the three-month period ended June 30, 1998. This increase in costs represents continued growth in outbound traffic on new and existing routes.

Selling, General, and Administrative Expenses ("SG&A"):   SG&A expenses
increased 58% to $11.6 million in the three-month period ended June 30, 1999, from $7.3 million in the three-month period ended June 30, 1998. As a percentage of revenues, SG&A expenses were 8.3% in the three-month period ended June 30, 1999, up from 6.6% in the same period in 1998. This increase was due primarily to greater personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 275 at June 30, 1999, from 129 at June 30, 1998. In 1999, the Company hired additional retail and Internet services personnel to support and grow its business. The Company also hired retail back-office and telemarketing personnel to expand its ethnic marketing programs. The Company plans to continue expanding these functions to increase future revenues; and it expects to incur start-up costs in the near term to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation:   Depreciation and amortization increased 56% to $3.3 million in the three-month period ended June 30, 1999, from $2.1 million in the same period in 1998. Depreciation as a percentage of revenues was 2.4% of revenue for the three-month period ended June 30, 1999, and 2.0% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since June 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems and related backhaul facilities and Internet services equipment are placed in-service.

Interest:   Interest income decreased to $0.2 million in the three months ended
June 30, 1999, from $0.6 million in the three-month period ended June 30, 1998, due to decreased average cash balances. The Company had $20.6 million in average cash balances during the three months ended June 30, 1999, compared to $31.3 in the same period in 1998. If the Company incurs additional debt (See Liquidity and Capital Resources, below), then interest expense will significantly increase. In the near term, the Company would invest the excess cash from a financing arrangement, thereby partially offsetting interest expense with interest income. In addition, the Company will capitalize the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income Tax:   Income taxes decreased 48% to $1.4 million in the three-month period ended June 30, 1999, from $2.7 million in the three-month period ended June 30, 1998, primarily due to decreased operating income. The effective tax rate was 35% in the quarter ended June 30, 1999, and 36% in the quarter ended June 30, 1998.


The Six-Month Periods Ended June 30, 1999 and 1998

Revenues:   Total revenues for the six month period ended June 30, 1999, increased 30% to $280 million from $215 million in the same period in 1998. This increase resulted from an increase in the number of the Company's wholesale-carrier customers to 210 at June 30, 1999, from 153 at June 30, 1998. Additionally, the Company's retail business grew significantly, resulting in retail revenues of $14.6 million for the six-month period ended June 30, 1999, compared to $7.7 million for the six-month period ended June 30, 1998. As a result of these factors, total minutes for the six-month period ended June 30, 1999, increased 48.0% from the six-month period ended June 30, 1998, while the average price per minute charged to customers decreased to $0.26 in the six-month period ended June 30, 1999, compared to $0.29 in the same period in 1998. While U.S wholesale and offshore prices decreased, the Company's higher-margin retail and value-added services operations grew, partially offsetting the lower wholesale price's impact on gross margin.

Gross Margin:   Gross margin increased 13% to $37.2 million in the six-month period ended June 30, 1999, from $32.8 million in the same period in 1998. As a percentage of revenues, gross margin was 13.3% in the current six-month period, a decrease from 15.3% in the same period in 1998. Increased competition continues to drive prices downward resulting in decreased gross margins. The cost of long distance service increased to $242.9 million in the six-month period ended June 30, 1999, from $182.2 million in the same period in 1998.
This increase in costs represents continued growth in outbound traffic on new and existing routes.

Selling, General, and Administrative Expenses ("SG&A"):   SG&A expenses
increased 44% to $21.6 million in the six-month period ended June 30, 1999, from $14.9 million in the same period in 1998. As a percentage of revenues, SG&A expenses were 7.7% in the six-month period ended June 30, 1999, an increase from 6.9% in the same period in 1998. This increase was due primarily to greater personnel, sales commission, and advertising expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 275 at June 30, 1999, from 129 at June 30, 1998. In 1999, the Company hired additional retail and Internet services personnel to support and grow its business. The Company also hired retail back-office and telemarketing personnel to expand its ethnic marketing programs. The Company plans to continue expanding these functions to increase future revenues; and it expects to incur start-up costs in the near term to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation:   Depreciation and amortization increased 56% to $6.4 million in the six-month period ended June 30, 1999, from $4.1 million in the same period in 1998. Depreciation as a percentage of revenues was 2.3% for the six-month period ended June 30, 1999, and 1.9% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since June 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems and related backhaul facilities and Internet services equipment are placed in-service.

Interest:   Interest income decreased to $0.5 million in the six-month period ended June 30, 1999, from $1.2 million in the same period in 1998 due to decreased average cash balances. The Company had $23.4 million in average cash balances during the six months ended June 30, 1999, compared to $35.5 in the same period in 1998. If the Company incurs additional debt (See Liquidity and Capital Resources, below), then interest expense will significantly increase. In the near term, the Company would invest the excess cash from a financing arrangement, thereby partially offsetting interest expense with interest income. In addition, the Company will capitalize the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income Tax:   Income taxes decreased 28% to $3.7 million in the six-month period ended June 30, 1999, from $5.2 million in the six-month period ended June 30, 1998, primarily due to decreased operating income. The effective tax rate was 35% for the six-month period ended June 30, 1999, and 36% for the six-month period ended June 30, 1998.


Liquidity and Capital Resources

     The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

     Net cash provided by operating activities was $6.3 million for the six-month period ended June 30, 1999, compared to $4.4 million for the six-month period ended June 30, 1998. This increase in cash provided by operating activities was primarily due to greater revenues and increases in income taxes payable and other liabilities. Due to the timing differences in the international settlement process, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six-month lag in the international settlement process.

     Net cash used in investing activities was $34.4 million for the six-month period ended June 30, 1999, compared to $17.3 million for the six-month period ended June 30, 1998. Capital expenditures for the six-month period ended June 30, 1999, were $32.6 million, which included $9.1 million for undersea fiber optic cables in the Japan-U.S. and TAT-14 cable systems. Additional expenditures in the period were for offshore transmission equipment. Capital expenditures for the six month period ended June 30, 1998, totaled $14 million and were primarily for domestic switches. In addition, in the second quarter of 1999, the Company acquired Robo Tel, Inc., an international long-distance company, for $1.85 million in cash and $4.75 million in Pacific Gateway's common stock. In the first quarter of 1998, the Company acquired 16.66% of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia company, for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities was $14.3 million for the six-month period ended June 30, 1999, and $0.3 million for the same period in 1998. In 1999, the Company borrowed an additional $13.0 million under its line of credit (discussed below). The remainder of these cash inflows was from the exercise of stock options.

     In December 1998, the Company obtained a one-year, $30 million credit facility with Bank of America, NT&SA, and NationsBancMontgomery LLC. The Company uses this credit facility to fund its purchase commitments, letters of credit, working capital, and for general corporate purposes. At June 30, 1999, the Company held $21.7 million in borrowings under this credit facility.

     At June 30, 1999, the Company had outstanding commitments of $160 million, principally for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cable in the US-Japan cable network for $71 million and in the TAT-14 cable system for $67 million. The Company's outstanding commitments also include the purchase of Internet routers and switches from Cisco Systems, Inc. and other equipment for its global Internet facilities. As part of its global network expansion, the Company plans to invest substantially in backhaul facilities in Europe, Japan, and the U.S.

     As of July 22, 1999, the Company had sold over $73 million of bandwidth capacity pursuant to sales agreements and non-binding memoranda of understanding. Of the $73 million in sales, the Company will use $54 million to expand its global network. Included in those sales and network expansions are the Company's transactions with Williams Communications Group, Inc. In April 1999, the Company agreed to purchase $30 million of capacity from Williams and Williams agreed to purchase $30 million of capacity on the Company's trans-Atlantic city center network.

     To fund its capital commitments and planned capital expenditures, the Company is exploring financing alternatives, including public or private sales of debt securities or obtaining a new credit facility to replace its $200 million commitment letter that lapsed in July 1999. The timing and terms of any financing activities will be subject to market conditions.

     The Company believes that its existing cash balances, cash provided by operating activities, existing lines of credit, and the proceeds from its anticipated financing activities will be sufficient to meet its outstanding capital commitments, current capital expenditures, and working capital needs in the foreseeable future.

Year 2000 Readiness

     The "Year 2000" issue is the risk that the Company's internal computer systems, network elements, software applications, and other business systems may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

     The Company views its Year 2000 risks to be: internal information systems; non-financial software; and external noncompliance by vendors and customers.

     Internal information systems. The Company's internal information systems were initially designed to be Year 2000 ready. These systems, including the Company's billing system, have been tested in a simulated Year 2000 environment and were determined to be Year 2000 ready. The costs associated with testing Year 2000 readiness were not material.

     Non-financial software. The Company has assessed the Year 2000 impact on its other internal systems, primarily its telecommunications switching equipment in the U.S. in Dallas, Los Angeles, and New York and offshore in the UK, New Zealand, Russia, Japan, and Australia and has conducted tests on such systems. The Company is installing software and hardware upgrades for all switching equipment as indicated by the test results. The costs associated with testing and upgrading equipment as a result of the Year 2000 issue are not expected to be material to the Company's business, financial condition, or results of operations. The Company also has identified and is evaluating other operational systems and applications, which the Company believes are not mission critical, such as building operations and individual personal computers used by Company personnel.

     Vendors and customer systems. The Company is evaluating its significant vendors and customer's Year 2000 readiness with respect to information systems used by those entities that could impact business with the Company. To the extent that the Company is not satisfied that a vendor is highly likely to be Year 2000 ready, the Company may seek alternate or new vendors. There is no assurance, however, that such third parties will achieve full Year 2000 readiness or that the Company will receive assurances from such third parties. In the event that any of the Company's significant vendors and customers do not successfully and timely achieve Year 2000 readiness and the Company is unable to replace them with new or alternative vendors and customers, the Company's business or operations could be adversely affected.

     As part of the Company's Year 2000 risk program, the Company is evaluating scenarios that may occur as a result of the century change. The Company anticipates completing its contingency and business continuity plans designed to mitigate the effects of any significant Year 2000 disruptions by October 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: August 16, 1999

                              By: /s/ Howard A. Neckowitz
                                 ----------------------------------------------
                                 Howard A. Neckowitz
                                 President and CEO
                                 (Authorized Signatory)


                              By: /s/ Sandra Grey
                                 ----------------------------------------------
                                 Sandra Grey
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

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


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)     The Exhibit filed as part of this report is listed below:

         10.1    1997 Long-Term Incentive Plan

         10.2    Supplemental Incentive Plan

         10.3 Restricted Stock Agreement dated December 30, 1997, between Howard A. Neckowitz and Pacific Gateway Exchange, Inc.

         10.4 Restricted Stock Agreement dated July 21, 1998, between Thomas J. Murphy and Pacific Gateway Exchange, Inc.

         27      Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.