Form 10-Q
period 1999-09-30
PACIFIC GATEWAY EXCHANGE INC
filed 1999-11-15
CIK 1004967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1999

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

At November 5, 1999, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,488,217.

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------



                                                                                        Page
                                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated condensed balance sheets
         As of September 30, 1999 (Unaudited) and December 31, 1998                     1

         Unaudited consolidated condensed statements of operations
         for the three and nine months ended September 30, 1999 and 1998                2

         Unaudited consolidated condensed statements of cash flows
         for the nine months ended September 30, 1999 and 1998                          3

         Notes to unaudited consolidated condensed financial statements                 4

Item 2:  Management's discussion and analysis
         of financial condition and results
         of operations                                                                  9


Part II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                              18

Item 2:  Changes in Securities and Use of Proceeds                                      18

Item 3:  Defaults upon Senior Securities                                                18

Item 4:  Submission of matters to a vote of security holders                            18

Item 5:  Other information                                                              19

Item 6:  Exhibits and reports on Form 8-K                                               19

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,    December 31,
                                                                         1999              1998
                                                                    ---------------   ---------------
                              ASSETS                                  (Unaudited)
Current Assets:
Cash and cash equivalents                                                 $ 15,039          $ 30,041
Accounts receivable, net of allowance for doubtful accounts
     of $6,970 in 1999 and $4,312 in 1998                                  144,585            87,725
Prepaid expenses                                                             1,771             1,244
Income taxes receivable                                                          -             1,358
Deferred income tax                                                          2,283             2,207
Other current assets                                                         2,595             1,408
                                                                    ---------------   ---------------
     Total current assets                                                  166,273           123,983
Property and equipment:
Fiber optic cables                                                          42,761            34,663
Long distance communications equipment                                      70,599            48,710
Computers and office equipment                                              17,678             9,352
Leasehold improvements                                                       4,596             2,004
Construction in progress                                                    18,281            13,587
Cable construction in progress                                              23,270            12,066
                                                                    ---------------   ---------------
                                                                           177,185           120,382
Less: accumulated depreciation                                              27,142            17,335
                                                                    ---------------   ---------------
     Total property and equipment, net                                     150,043           103,047
Goodwill                                                                     8,247               523
Deposits and other assets                                                   15,738             8,084
                                                                    ---------------   ---------------
     Total assets                                                        $ 340,301         $ 235,637
                                                                    ===============   ===============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                         $ 168,984         $ 118,303
Accrued liabilities                                                          6,906             4,193
Income taxes payable                                                         5,835                 -
Other liabilities                                                              882             1,740
                                                                    ---------------   ---------------
     Total current liabilities                                             182,607           124,236
Line of credit                                                              26,800             8,700
Other non-current liabilities                                               13,928             2,062
                                                                    ---------------   ---------------
     Total liabilities                                                     223,335           134,998
                                                                    ---------------   ---------------

Stockholders' Equity:
Common stock                                                                     2                 2
Additional paid in capital                                                  74,422            65,431
Deferred compensation-restricted stock                                      (6,861)           (4,618)
Foreign currency translation                                                  (636)               34
Retained earnings                                                           50,439            40,190
Common stock held in treasury, at cost                                        (400)             (400)
                                                                    ---------------   ---------------
     Total stockholders' equity                                            116,966           100,639
                                                                    ---------------   ---------------
     Total liabilities and stockholders' equity                          $ 340,301         $ 235,637
                                                                    ===============   ===============

     See accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                                 Three Months                       Nine Months
                                                             Ended September 30,                Ended September 30,
                                                             -------------------                -------------------
                                                             1999            1998                1999          1998
                                                             ----            ----                ----          ----
                                                                 (Unaudited)                        (Unaudited)

 Revenues                                                   $ 170,061       $ 124,853           $ 450,176     $ 339,877
 Cost of services and capacity sold                           144,773         104,644             387,641       286,836
                                                            ---------       ---------           ---------     ---------
      Gross profit                                             25,288          20,209              62,535        53,041
 Selling, general, and administrative expenses                 16,766          11,612              38,385        26,464
 Depreciation and amortization                                  3,703           2,209              10,089         6,318
                                                            ---------       ---------           ---------     ---------
      Total operating expenses                                 20,469          13,821              48,474        32,782
                                                            ---------       ---------           ---------     ---------
      Operating income                                          4,819           6,388              14,061        20,259
 Interest income, net                                            (158)           (532)               (623)       (1,701)
 Other income, net                                               (299)         (1,712)             (1,045)       (1,118)
                                                            ---------       ---------           ---------     ---------
      Income before income taxes                                5,276           8,632              15,729        23,078
 Provision for income taxes                                     1,820           2,980               5,480         8,165
                                                            ---------       ---------           ---------     ---------
      Net income                                            $   3,456       $   5,652           $  10,249     $  14,913
                                                            =========       =========           =========     =========

      Net income per share - basic                             $ 0.18          $ 0.30           $    0.53     $    0.78
                                                            =========       =========           =========     =========

      Net income per share - diluted                           $ 0.18          $ 0.29           $    0.52     $    0.75
                                                            =========       =========           =========     =========
      Weighted-average number of common shares
        outstanding - basic                                    19,348          19,065              19,213        19,056
                                                            =========       =========           =========     =========

      Weighted-average number of common shares
        outstanding - diluted                                  19,670          19,752              19,825        19,924
                                                            =========       =========           =========     =========



    See accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       Nine Months
                                                                  Ended September 30,
                                                                 -----------------------
                                                                  1999            1998
                                                                 -------         -------
                                                                       (Unaudited)
Operating Activities:
Net income                                                        $ 10,249        $ 14,913
Adjustments to net income:
     Depreciation and amortization                                  10,089           6,318
     Stock compensation expense                                        725             456
     Bad debt provision                                              2,716             620
     Equity in earnings of affiliated companies, net                (1,322)         (1,311)
     Distributions received from equity investees                      966               -
     Changes in operating assets and liabilities:
        Accounts receivable                                        (58,319)        (24,526)
        Prepaid expenses                                              (451)           (929)
        Income taxes receivable                                      1,358               -
        Deferred income tax                                            (76)              -
        Other current assets                                        (1,187)              -
        Deposits and other assets                                   (2,612)           (387)
        Accounts payable                                            49,410          28,607
        Accrued liabilities                                          2,713             936
        Income taxes payable (recoverable)                           5,835          (3,745)
        Other liabilities                                            4,838             723
                                                                  --------        --------
     Net cash provided by operating activities                      24,932          21,675
                                                                  --------        --------

Investing Activities:
     Purchase of property and equipment                            (50,573)        (30,924)
     Investments in subsidiaries and affiliates                     (8,734)         (3,314)
                                                                  --------        --------
     Net cash used in investing activities                         (59,307)        (34,238)
                                                                  --------        --------

Financing Activities:
     Borrowings on revolving line of credit                         18,100               -
     Exercise of stock options                                       1,273             491
     Other                                                               -             (57)
                                                                  --------        --------
     Net cash provided by financing activities                      19,373             434
                                                                  --------        --------

Net decrease in cash and cash equivalents                          (15,002)        (12,129)
Cash and cash equivalents at beginning of the period                30,041          43,850
                                                                  --------        --------
Cash and cash equivalents at end of the period                    $ 15,039        $ 31,721
                                                                  ========        ========


Supplemental data:
Common stock issued to investee                                    $ 4,750         $ 1,800
Costs incurred for cable acquisition                               $ 6,170         $     -
Interest paid                                                      $   993         $     -

    See accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  GENERAL
------------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1998. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for future periods.

     Certain prior-year amounts have been reclassified to conform to the 1999 financial statement presentation.


(2)  SIGNIFICANT ACCOUNTING STANDARDS
-------------------------------------

     Effective June 30, 1999, the Financial Accounting Standards Board, sometimes called "FASB", issued FASB Interpretation No. 43, "Real Estate Sales", sometimes called "FIN 43", which affirms that sales of "integral equipment" be accounted for in accordance with real estate accounting rules as previously set forth in FASB No. 66. The Company believes that the application of FIN 43 is likely to result in the classification of undersea and land-based fiber optic cables and related equipment as "integral equipment" as defined in FIN 43. This change in the accounting for indefeasible rights to use, sometimes called "IRUs", fiber optic capacity would not change the timing or amount of the cash proceeds or the network assets that the Company expects to receive under the commitments that the Company has made to sell or lease bandwidth capacity. It would, however, require the Company to recognize the revenue from some of its agreements as operating leases over the life of the agreement as opposed to the industry practice. Prior to the adoption of FIN 43, revenues were recognized during the period in which the Company provided access to the capacity. As a result, this change in accounting treatment would reduce the revenues and income that the Company would recognize in the earlier years of the agreements; the Company would recognize revenues over the life of the agreements, regardless of when it receives cash or delivers capacity.

     The FASB has recently issued Statement of Financial Accounting Standards No.137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 133")" ("SFAS 137"), which amended SFAS 133, to be effective for periods beginning after June 15, 2000. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.


(3)  CABLE EXCHANGES AND SALES
------------------------------

     In April 1999, the Company agreed to exchange, in a non-monetary transaction, capacity on its Trans-Atlantic cable network for certain U.S. domestic fiber optic cables owned by Williams Communications Group, Inc. The Company took delivery of a portion of the capacity to be received (the "Delivered Capacity") in the third quarter. The value applied to the capacity was $6.9 million. In accordance with Accounting Principles Board Opinion No. 29 "Non Monetary Transactions" ("APB No. 29"), no gain has been recognized on this transaction.

     In the second quarter, the Company entered into third party agreements to provide 20 year IRUs to 10.7% of the Delivered Capacity. The Company recorded these transactions as sales type leases and recognized $6.4 million in revenue related to these transactions during the three- and nine-month periods ended September 30, 1999. As discussed in Note 2, "Significant Accounting Standards", it is likely that future sales or leases of bandwidth capacity will be accounted for in accordance with FIN 43.

(4)  EARNINGS PER SHARE
-----------------------

                                                                                            Per
                                                                                           Share
(in thousands, except per share amounts)                 Income           Shares           Amount
                                                      ------------     ------------     ------------
Three Months Ended September 30, 1999
Basic EPS                                                  $ 3,456           19,348           $ 0.18
Effect of dilutive stock options and restricted stock            -              322                -
                                                      ------------     ------------     ------------
Diluted EPS                                                $ 3,456           19,670           $ 0.18
                                                      ============     ============     ============

Three Months Ended September 30, 1998
Basic EPS                                                  $ 5,652           19,065           $ 0.30
Effect of dilutive stock options and restricted stock            -              687            (0.01)
                                                      ------------     ------------     ------------
Diluted EPS                                                $ 5,652           19,752           $ 0.29
                                                      ============     ============     ============

Nine Months Ended September 30, 1999
Basic EPS                                                  $10,249           19,213           $ 0.53
Effect of dilutive stock options and restricted stock            -              612            (0.01)
                                                      ------------     ------------     ------------
Diluted EPS                                                $10,249           19,825           $ 0.52
                                                      ============     ============     ============

Nine Months Ended September 30, 1998
Basic EPS                                                  $14,913           19,056           $ 0.78
Effect of dilutive stock options and restricted stock            -              868            (0.03)
                                                      ------------     ------------     ------------
Diluted EPS                                                $14,913           19,924           $ 0.75
                                                      ============     ============     ============


(5)  COMPREHENSIVE INCOME
-------------------------

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. In accordance with the adoption of SFAS No. 130, total comprehensive income was $4.3 million and $9.6 million for the three and nine months ended September 30, 1999, respectively. Comprehensive income included foreign currency translation gains and losses.

(6)  ACQUISITIONS AND INVESTMENTS
---------------------------------

     In September 1999, the Company acquired Onyx Internet, Ltd. for $2.4 million in cash. Onyx Internet serves approximately three thousand small to medium sized business and residential customers throughout England and Scotland. The Company acquired Onyx to expand its presence in the European Internet market and extend its Internet product offerings. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total intangible assets and goodwill of $2.1 million, which will be amortized over periods ranging from two to 10 years.

     In June 1999, the Company acquired the retail customers and assets of Robo Tel, Inc. for $6.6 million, consisting of $1.85 million in cash and $4.75 million in the Company's common stock. The customer base of over 28,000 is mainly Chinese and Vietnamese residential and small business customers based in the United States. There were $1.3 million of accounts receivable and $0.6 million of accounts payable; under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $5.9 million, which will be amortized over 10 years.


(7)  SEGMENT INFORMATION
------------------------

     The Company previously reported the business segments of wholesale, offshore, and retail. As a result of capital investment activities into diversified business segments, management of the Company now views the results of operations for wholesale, offshore, and retail as one segment, referred to as "Telecommunications". The Company has also introduced new reporting segments in line with its businesses diversification. These are bandwidth services and Internet services. Bandwidth services represents the Company's interests in high capacity fiber optic networks. Internet services represents the Company's acquisition of Onyx Internet during the third quarter and its increased focus on the provision of services to the Internet industry.

     Telecommunication services includes U.S. and offshore wholesale and retail services. U.S. wholesale provides international telecommunications services to:
(1) U.S.-based carriers that originate international traffic, but do not have operating agreements with foreign carriers; (2) existing international carriers who terminate their overflow telecommunications traffic on its system; and (3) customers with smaller traffic volumes. Revenues from the Company's offshore wholesale operations is generated from country-specific, usage-sensitive rates charged to the Company's carrier customers and from traffic terminated in its international switching facilities. The Company operates switching facilities in the United Kingdom, Russia, Australia, Japan, and New Zealand. The Company provides retail international long distance services to the Filipino, Japanese, Chinese, Vietnamese, Russian, Korean, and Romanian communities in the United States.

     The Company has begun to sell excess bandwidth capacity on its global network. As discussed in Note 2, "Significant Accounting Standards", it is likely that future sales or leases of bandwidth capacity will be accounted for in accordance with FIN 43. The Company also exchanged bandwidth capacity for additional network facilities, which it will record as fixed assets.

     Lastly, the Company began generating Internet service revenues, including connectivity revenues, in the third quarter of 1999.

     Corporate and other includes cash, equity investments, and other miscellaneous current and non-current assets. These assets are not allocated to the three operating segments.

------------------------------------

     The results of operations for the Company's operating segments for the three and nine months ended September 30, 1999, and 1998, were:

                                  Telecommunication            Bandwidth            Internet           Corp./
(in thousands)                         Services                 Services            Services            Other             Total
                                --------------------        --------------      --------------    ---------------   --------------
Three Months Ended September
 30, 1999
Total sales                                 $183,662               $ 6,354             $   150      $          -          $190,166
Inter-company                                (20,105)                    -                   -                 -           (20,105)
                                --------------------        --------------      --------------    ---------------   --------------
Revenues                                    $163,557               $ 6,354             $   150      $          -          $170,061
Depreciation                                $  3,644          $          -             $    59      $          -          $  3,703
                                --------------------        --------------      --------------    ---------------   --------------
Operating income                            $  4,164               $ 5,151             $(4,496)     $          -          $  4,819
                                ====================        ==============      ==============    ===============   ==============

Three Months Ended September
 30, 1998
Total sales                                 $137,592          $          -        $          -      $          -          $137,592
Inter-company                                (12,739)                    -                   -                 -           (12,739)
                                --------------------        --------------      --------------    ---------------   --------------
Revenues                                    $124,853          $          -        $          -      $          -          $124,853
Depreciation                                $  2,209          $          -        $          -      $          -          $  2,209
                                --------------------        --------------      --------------    ---------------   --------------
Operating income                            $  6,388          $          -        $          -      $          -          $  6,388
                                ====================        ==============      ==============    ===============   ==============

Nine Months Ended September 30,
 1999
Total sales                                 $507,496               $ 6,354             $   150      $          -          $514,000
Inter-company                                (63,824)                    -                   -                 -           (63,824)
                                --------------------        --------------      --------------    ---------------   --------------
Revenues                                    $443,672               $ 6,354             $   150      $          -          $450,176
Depreciation                                $ 10,030          $          -             $    59      $          -          $ 10,089
                                --------------------        --------------      --------------    ---------------   --------------
Operating income                            $ 13,406               $ 5,151             $(4,496)     $          -          $ 14,061
                                ====================        ==============      ==============    ===============   ==============

Nine Months Ended September 30,
 1998
Total sales                                 $377,682          $          -        $          -      $          -          $377,682
Inter-company                                (37,805)                    -                   -                 -           (37,805)
                                --------------------        --------------      --------------    ---------------   --------------
Revenues                                    $339,877          $          -        $          -      $          -          $339,877
Depreciation                                $  6,318          $          -        $          -      $          -          $  6,318
                                --------------------        --------------      --------------    ---------------   --------------
Operating income                            $ 20,259          $          -        $          -      $          -          $ 20,259
                                ====================        ==============      ==============    ===============   ==============

Total assets at
September 30, 1999                          $284,472               $23,270             $ 6,906           $25,653          $340,301
                                ====================        ==============      ==============    ===============   ==============

Total assets at
December 31, 1998                           $192,179          $          -        $          -           $43,458          $235,637
                                ====================        ==============      ==============    ===============   ==============

(8)  CONTINGENCIES
------------------

     The Company is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not expect that they will have a material adverse impact on the Company's financial position or results of operations.


(9)  SUBSEQUENT EVENTS
----------------------

     In November 1999, the Company signed a commitment letter with Banc of America Securities LLC and Deutsche Bank Securities Inc. to amend and restate its existing facility to provide for a $100 million credit facility. The commitment letter contemplates that the Company will use up to $50 million of the proceeds from any securities offering having gross proceeds of $150 million or more to repay the new credit facility and requires a $50 million permanent reduction in the facility on or before April 1, 2000. Thereafter, the new credit facility would provide a $50 million facility for the Company. The Company would use the funds primarily to invest in undersea cables as well as for other capital expenditures, to meet its working capital needs, and for general corporate purposes.

     In November 1999, the Company announced that it expects to take a restructuring charge of $3 million against fourth quarter earnings. The expenses are to integrate the operations of its recent acquisitions, consolidate and streamline telecommunications and data operations, and exit certain retail telecommunications programs and product lines. The Company has recently entered into five acquisition agreements totaling $25.6 million, which require system, operational, and back office integration.

     In November 1999, the Company obtained a commitment for $15 million in vendor financing from Cisco Systems Capital Corporation to be used to finance the purchase of Cisco Internet routers and related hardware and software.

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

     The revenues and results of operations of the Company and future developments in the telecommunications industry are subject to risks and uncertainties and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

1. changes in the ratios between the amount of telephone traffic that the Company delivers and the amount that it receives and changes in expected future revenue from delayed proportional return traffic from foreign partners under the Company's operating agreements;
2.   foreign currency fluctuations;
3. the termination of operating agreements with other carriers or the inability to enter into additional operating agreements;
4.   inaccuracies in the Company's forecasts of traffic;
5. changes in or developments under domestic or foreign laws, regulations, licensing requirements, or telecommunications standards;
6.   foreign political or economic instability;
7. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable facilities or in the feasibility, timing, or expense of building or leasing such facilities;
8. loss of the services of key officers, such as: Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer, Gail E. Granton, Chief Operating Officer, Global Marketing and Offshore Development, Thomas J. Murphy, Chief Operating Officer, Network Development and IP Services; or Sandra D. Grey, Chief Financial Officer and Vice President, Finance;
9.   loss of a customer that provides significant revenues to the Company;
10. highly competitive market conditions in the industry and rapid technological change;
11. future management decisions regarding acquisitions, capital expenditures, or financing;
12.  concentration of credit risk;
13.  natural disasters and catastrophic events;
14.  network outages, failures, or computer viruses;
15. opportunities for and problems relating from the acquisition of other companies or facilities;
16. availability of financing on acceptable terms and conditions in the credit market;
17. difficulties that may be encountered in the development of bandwidth services, including construction delays, regulatory obstacles, contract disputes, additional capital contributions, and the availability of opportunities for additional bandwidth purchases;
18. uncertainties in the growth of the Company's retail operations and the development of new business lines, such as the Company's bandwidth and Internet operations, including uncertainties about the difficulty of hiring appropriate personnel and competitive conditions;
19.  Internet growth at slower rates than expected;
20. any failure of our computer systems or the computer systems of third parties that are material to our operations (such as computer systems of service providers, suppliers, and brokers) to process information after December 31, 1999; or
21. consolidation of the Company's competitors within the telecommunications, bandwidth, or Internet industries.

     The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Pacific Gateway Exchange was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. Since then, the Company has undertaken four strategic initiatives in response to regulatory and technological developments: (1) as foreign countries deregulated their telecommunications markets, the Company started offshore wholesale operations; (2) in response to technological innovation and consumer demand, the Company entered the market for retail services; (3) to meet the growing global demand for high bandwidth fiber optic capacity, the Company acquired significant interests in strategic state-of-the-art undersea and land-based cable systems, which it uses for its own operations or sells, leases, or exchanges in opportunistic transactions; and (4) to participate in the growth of the Internet, the Company recently began its own Internet operations providing connectivity services and it plans to provide co-location and other Internet services to the global Internet community.

     The Company expects its growth strategy to have a number of effects on its future results of operations. In particular, the Company expects to: (1) receive substantial cash proceeds from it sales or leases of bandwidth capacity;
(2) generate losses from its Internet services business as a result of substantial start-up costs; and (3) incur increased interest expense attributable to indebtedness.

     The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective January 1, 1998. SFAS No. 131 requires disclosure of each of the Company's operating segments, which is defined as a segment whose operating results are distinguishable and regularly reviewed by the Company's decision makers. Prior to 1999, the Company' business consisted entirely of telecommunications operations. The Company managed its telecommunication operations based on segments of wholesale, offshore, and retail activities. As a result of the diversification of its business, the Company now manages its business based upon segments of telecommunications, bandwidth, and Internet services. The operating results of these segments are regularly reviewed by and are integral to Company management and its decision-making process. Financial information on the Company's new operating segments is included in Note (7) entitled "Segment Data" in the Notes to the Unaudited Consolidated Condensed Financial Statements.

     As described above, the Company derives its revenues from three operating segments: telecommunications, bandwidth, and Internet services. The Company's telecommunications revenues are based upon the number of minutes billable and recorded upon completion of a call. The Company generally prices its services at a lower cost than the major carriers operating in its global markets. The Company derives telecommunication revenues from carrying a mix of wholesale and retail long distance traffic in the U.S. and offshore. The Company expects to continue to generate telecommunication revenues from internal growth through sales and marketing efforts focused on customers with significant international long-distance usage, including other telecommunications carriers, ethnic, and other retail customers and resellers. As it has done in the past, the Company plans to seek strategic acquisitions that expand its customer base and increase its market share.

     Prices in the long distance industry have declined in recent years and, as competition continues to increase, the Company believes that prices are likely to continue to decrease. In addition, as deregulation accelerates and competition increases in offshore markets, the Company's revenues per minute could be adversely impacted. The Company believes that such decreases in prices will be offset by increased telecommunications usage.

     Cost of telecommunications revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport, and terminate calls. The majority of the Company's cost of telecommunication revenue is variable, based upon the number of minutes of use, with transmission and termination costs being its most significant expense. As the Company increases the portion of traffic transmitted over its owned or leased facilities, the cost of telecommunication revenue will be increasingly comprised of fixed costs. The Company seeks to lower its cost of telecommunication revenue by:

     .   optimizing the routing of calls over the lowest cost route;
     .   increasing volumes on its owned lines;
     . negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and
     .   continuing to expand its network to extend its global reach.

     The Company generally realizes a higher average price per minute and gross margin on its international calls as compared to its domestic long distance services and a higher average price per minute and gross margin on its retail services as compared to its wholesale services. Although wholesale services generate a lower gross margin than retail services, they are an important part of the Company's business because the high traffic volume of its wholesale customers improves the utilization of the network and allows for greater flexibility in negotiating rates from suppliers. The Company's overall average price per minute and gross margin may fluctuate based on its relative volume of international versus domestic long distance services, wholesale services versus retail services, and the proportion of traffic carried on its owned network versus resale of other carrier services.

     The Company has begun selling or leasing bandwidth capacity on its global network. As of September 30, 1999, the Company had entered into agreements to sell or lease bandwidth capacity (including maintenance services) valued by the parties at $141.1 million. Of the $141.1 million, $30.0 million relates to operating and maintenance revenues to be received over the terms of the contracts (which are generally 20 years), $57.5 million consists of other cash proceeds that the Company expects to receive over time and the balance consists of network assets valued by the parties at $53.6 million to be delivered over time in exchange for bandwidth capacity. Of these amounts, the Company expects to receive cash proceeds, including operating and maintenance revenues, of $7.8 million in 1999 and $15.4 million in 2000. The proceeds from these sales or leases will be used to fund the expansion of the Company's network and to meet working capital requirements and other cash needs. The exchanged assets will provide the Company with a more extensive network to support its other operations.

     Effective June 30, 1999, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 43, "Real Estate Sales, sometimes called "FIN 43", which affirms that sales of "integral equipment" be accounted for in accordance with real estate accounting rules as previously set forth in FASB Statement No. 66. The Company believes that the application of FIN 43 is likely to result in the classification of undersea and land-based fiber optic cables and related equipment as "integral equipment" as defined by FIN 43. This change in the accounting for indefeasible rights to use ("IRUs") of fiber optic capacity would not change the timing or amount of cash proceeds or network assets that the Company expects to receive under the commitments that it has made to sell or lease bandwidth capacity. It would, however, require the Company to recognize the revenue from some agreements as operating leases over the lives of the agreements as opposed to the industry practice prior to the adoption of FIN 43, under which the Company recognized revenue during the period in which it provided access to the capacity. As a result, this change in accounting treatment would reduce the revenue and income that the Company would recognize in the earlier years of the agreements and spread it out over the life of the agreements, regardless of when the cash or network assets were received or access to the capacity was provided. Consummation of the new credit facility is subject to the negotiation of documentation, completion of due diligence review, and other contingencies. There is no assurance that the new credit facility will be consummated.

     By way of example, if the Company enters into an agreement for a 20-year IRU for capacity that provides for cash payments of $100.0 million, under prior industry practice, the Company would have recorded revenues of $100.0 million when it delivered the capacity. By contrast, if the Company is required to use real estate accounting rules in accordance with FIN 43, although it would still receive the cash payments of $100.0 million at the same time, it would be required to recognize revenues of $5.0 million per year over the 20-year term of the agreement.

     The Company began generating Internet service revenue, including connectivity service revenue, in the third quarter of 1999.

     The Company's selling, general, and administrative expenses are comprised primarily of salaries, commissions, occupancy costs, sales and marketing expenses, advertising expenses, administrative costs, and sales allowances. These expenses have been increasing consistently with the expansion of the Company's operations. Management expects this trend to continue and believes that the Company will incur additional selling, general and administrative expenses to support the expansion of its operations into Internet and bandwidth services.

     The Company expects its increased capital investment activity in the future to affect its operating results in the near term due to increased depreciation charges and interest expense in connection with borrowings to fund such expenditures. These costs will be incurred in advance of the realization of the expected improvements in operating results from such investments.

     Although the Company's functional currency is the United States dollar, a significant portion of its revenues are derived from sales and operations outside the United States. In the future, the Company expects to continue to derive a portion of its revenues and incur operating costs from its operations outside the United States and therefore changes in exchange rates may have an effect on its results of operations. The Company historically has not engaged in hedging transactions and does not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

Results of Operations

     The following table sets forth statements of operations data as a percentage of revenues for the periods indicated.

                                               Three Months                     Nine Months
                                            Ended September 30,             Ended September 30,
                                         -------------------------       --------------------------
                                            1999           1998             1999            1998
                                         ----------     ----------       ----------     -----------
Revenues                                      100.0%         100.0%           100.0%          100.0%
 Cost of services and capacity sold            85.1%          83.8%            86.1%           84.4%
                                         ----------     ----------       ----------     -----------
    Gross margin                               14.9%          16.2%            13.9%           15.6%
Selling, general, and administrative
 expenses                                       9.9%           9.3%             8.5%            7.7%
Depreciation and amortization                   2.2%           1.8%             2.2%            1.9%
                                         ----------     ----------       ----------     -----------
    Total operating expenses                   12.1%          11.1%            10.7%            9.6%
                                         ----------     ----------       ----------     -----------
    Operating income                            2.8%           5.1%             3.2%            6.0%
Interest income, net                           -0.1%          -0.4%            -0.2%           -0.5%
Other income, net                              -0.2%          -1.4%            -0.1%           -0.3%
                                         ----------     ----------       ----------     -----------
    Income before income taxes                  3.1%           6.9%             3.5%            6.8%
Provision for income taxes                      1.1%           2.4%             1.2%            2.4%
                                         ----------     ----------       ----------     -----------
    Net income                                  2.0%           4.5%             2.3%            4.4%
                                         ==========     ==========       ==========     ===========

Three Months Ended September 30, 1999, Compared to the Three Months Ended September 30, 1998

Revenues:   Total revenues for the three-month period ended September 30, 1999, increased 36% to $170.1 million from $124.9 million. The increase was a result of revenue growth in the Company's telecommunications services and the introduction of the Company's bandwidth and Internet services. Telecommunications revenues increased 31.0% to $163.6 million in the three months ended September 30, 1999, from $124.9 million in the same period in 1998. The increase resulted from an increase in the number of minutes to 694 million during the three months ended September 30, 1999, from 444 million during the same period in 1998. The increase in the number of minutes resulted from an increase in the number of the Company's wholesale-carrier customers to approximately 210 at September 30, 1999, from 157 at September 30, 1998, and the increase in demand associated with decreasing prices as the average price per minute charged to customers decreased to $0.24 in the three months ended September 30, 1999, compared to $0.28 for the same period in 1998. Also contributing to the increase in the number of minutes was an increase in the number of retail customers primarily attributable to the Company's acquisition of retail customer bases. Bandwidth revenue for the three months ended September 30, 1999, was $6.4 million, representing sales of bandwidth capacity delivered to customers. Refer to the discussion above on the likely accounting treatment of revenue recognition of future sales and leases of bandwidth capacity. Internet revenue for the current three months was $0.2 million, representing the commencement of our Internet services in September 1999. There were no bandwidth or Internet revenues for the three months ended September 30, 1998.

Gross profit:   Gross profit increased 25% to $25.3 million in the three months ended September 30, 1999, from $20.2 million in the same period in 1998. Gross margin decreased to 14.9% for the three months ended September 30, 1999, from 16.2% in the same period in 1998. Telecommunication gross profit decreased to $19.6 million in the three months ended September 30, 1999, from $20.2 in the same period in 1998. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by gross profit generated from Company's retail operations that are higher than its wholesale gross margins due to retail prices that are higher than wholesale prices. Bandwidth gross profit was $5.6 million for the three months ended September 30, 1999, due to the delivery of bandwidth capacity on the Company's network under sale or lease agreements. Internet service gross profit was $0.1 million for the three months ended September 30, 1999.

Selling, general, and administrative expenses ("SG&A"):   SG&A expenses
increased 45% to $16.8 million in the three months ended September 30, 1999, from $11.6 million in the same period in 1998. As a percentage of revenues, SG&A expenses were 9.9% in the three months ended September 30, 1999, up from 9.3% in the same period in 1998. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 370 at September 30, 1999, from 142 at September 30, 1998. During the period, the Company hired additional retail back-office and telemarketing personnel supporting its increasing revenue base and personnel supporting the commencement of its Internet services' business. The Company plans to continue expanding these functions to increase future revenues and cash flows. During the three-month period ended September 30, 1999, the Company also has incurred approximately $4.4 million in start-up and related costs for its Internet operations. In the near term, the Company expects to incur additional start-up costs to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation and amortization:   Depreciation and amortization increased 68% to
$3.7 million in the three -months ended September 30, 1999, from $2.2 million in the same period in 1998. Depreciation as a percentage of revenues was 2.2% for the three months ended September 30, 1999, and 1.8% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since September 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems, the related backhaul facilities, and the Company's Internet service equipment are placed in-service.

Interest:   Interest income decreased to $0.2 million for the three months ended
September 30, 1999, from $0.5 million in the same period in 1998 due to decreased average cash balances. The Company had $15.6 million in average cash balances during the three months ended September 30, 1999, compared to $31.4 million in the same period in 1998. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income tax:   Income taxes decreased 39% to $1.8 million in the three months ended September 30, 1999, from $3.0 million in the three-month period ended September 30, 1998, primarily due to decreased operating income. The effective tax rate was 35% in the quarters ended September 30, 1999 and 1998.

Nine Months Ended September 30, 1999, Compared to the Nine Months Ended September 30, 1998

Revenues:   Total revenues for the nine months ended September 30, 1999, increased 32.5% to $450.2 million from $339.9 million in the same period in 1998. The increase was a result of revenue growth in the Company's telecommunications services and the introduction of its bandwidth and Internet services. Telecommunications revenues increased 30.5% to $443.7 million from $339.9 million in the same period in 1998. The increase resulted from an increase in the number of minutes to 1.8 billion during the nine months ended September 30, 1999, from 1.2 billion during the same period in 1998. The increase in the number of minutes resulted from an increase in the number of the Company's wholesale-carrier customers to approximately 210 at September 30, 1999, from 157 at September 30, 1998. The increase in the number of minutes also resulted from the elasticity associated with declining prices ,as the average price per minute charged to customers decreased to $0.25 in the nine-month period ended September 30, 1999, compared to $0.29 for the same period in 1998. Also contributing to the increase in the number of minutes was an increase in the number of retail customers primarily attributable to the Company's acquisitions of retail customer bases. Bandwidth revenue for the nine months ended September 30, 1999, was $6.4 million, representing sales of bandwidth capacity delivered to customers. Refer to the discussion above on the likely accounting treatment of revenue recognition of future sales and leases of bandwidth capacity. Internet revenue for the current nine-month period was $0.2 million, representing the commencement of our Internet services in September 1999. There were no bandwidth or Internet revenues for the nine months ended September 30, 1998.

Gross profit:   Gross profit increased 18% to $62.5 million in the nine months ended September 30, 1999, from $53.0 million in the same period in 1998. Gross margin decreased to 13.9% in the nine months ended September 30, 1999, from 16% in the same period in 1998. Telecommunication gross profit increased 7% to $56.8 million in the nine months ended September 30, 1999, from $53.0 in the same period in 1998. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by gross profit generated from Company's retail operations that are higher than its wholesale gross margins due to retail prices that are higher than wholesale prices. Bandwidth gross profit was $5.6 million for the nine months ended September 30, 1999, due to the delivery of bandwidth capacity on the Company's network. Internet gross profit was $0.1 million for the nine months ended September 30, 1999.

Selling, general, and administrative expenses:   SG&A expenses increased 45.0%
to $38.4 million in the nine months ended September 30, 1999, from $26.5 million in the same period in 1998. As a percentage of revenues, SG&A expenses were 8.5% in the nine months ended September 30, 1999, an increase from 7.7% in the same period in 1998. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 370 at September 30, 1999, from 142 at September 30, 1998. During the period, the Company hired retail back-office and telemarketing personnel supporting its increasing revenue base and additional personnel to support the commencement of its Internet services' business. The Company plans to continue expanding these functions to increase future revenues and cash flows. During the nine months ended September 30, 1999, the Company also has incurred approximately $6.4 million in start-up and related costs for its Internet initiatives. In the near term, the

Company expects to incur additional start-up costs to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation and amortization:   Depreciation and amortization increased 59.7%
to $10.1 million in the nine months ended September 30, 1999, from $6.3 million in the same period in 1998. Depreciation as a percentage of revenues was 2.2% for the nine months ended September 30, 1999, and 1.9% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since September 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems, the related backhaul facilities, and the Company's Internet service equipment are placed in service.

Interest:   Interest income decreased to $0.6 million in the nine months ended
September 30, 1999, from $1.7 million in the same period in 1998 due to decreased average cash balances. The Company had $21.6 million in average cash balances during the nine months ended September 30, 1999, compared to $34.5 million in the same period in 1998. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income tax:   Income taxes decreased 33% to $5.5 million in the nine months ended September 30, 1999, from $8.2 million in the same period in 1998, primarily due to decreased operating income. The effective tax rate decreased to 34.8% for the nine months ended September 30, 1999, from 35.4% for the same period in 1998.

Liquidity and Capital Resources

     The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

     Net cash provided by operating activities increased to $24.9 million for the nine-month period ended September 30, 1999, from $21.7 million for the same period in 1998. This increase in cash provided by operating activities was primarily due to higher revenues, partially offset by costs associated with the commencement of the Company's Internet operations

     Net cash used in investing activities was $59.3 million for the nine-month period ended September 30, 1999, from $34.2 million for the same period in 1998. Capital expenditures for the nine-month period ended September 30, 1999, were $50.6 million, compared to $30.9 million in the same period in 1998. The capital expenditures in 1999 were for undersea fiber optic cable and offshore transmission equipment, while capital expenditures in 1998 were primarily for transmission equipment. Capital expenditures for the nine -months ended September 30, 1998, totaled $31 million and were primarily for domestic switches. In addition, in the third quarter of 1999, the Company purchased a retail customer base for $4.5 million in cash and acquired Onyx Internet Ltd., a United Kingdom Internet service provider and Web designer, for $2.4 million in cash. In the second quarter of 1999, the Company acquired Robo Tel, Inc., an international long-distance company, for $1.85 million in cash and $4.75 million in Pacific Gateway's common stock. In the first quarter of 1998, the Company acquired 16.66% of a Mexican multimedia company for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities was $19.4 million for the nine-month period ended September 30, 1999, and $0.4 million for the same period in 1998. In 1999, the Company borrowed an additional $18.1 million under its existing credit facility (discussed below). The remainder of these cash inflows was from the exercise of stock options.

     In December 1998, the Company obtained its existing credit facility with Bank of America, NT&SA, and NationsBanc Montgomery LLC, which was a one-year $30 million facility. In September 1999, the Company increased its existing credit facility to $50 million, subject to a borrowing base. At September 30, 1999, the Company had $26.8 million in borrowings under its existing credit facility. The existing credit facility expires on December 16, 1999. The Company has signed a commitment letter with Deutsche Bank Securities Inc and Banc of America Securities LLC for a new credit facility that would provide for a $100 million facility expiring 364 days after closing. The commitment letter contemplates that the Company would use up to $50 million of the net proceeds from any securities offering in which the Company receives gross proceeds of $150 million or more to repay the new credit facility and requires a $50 million permanent reduction in the facility on or before April 1, 2000. Thereafter, the new credit facility would provide a $50 million facility for the Company. Consummation of the new credit facility is subject to the negotiation of documentation, completion of due diligence review, and other contingencies. There is no assurance that the new credit facility will be consummated.

     At September 30, 1999, the Company had outstanding commitments, due before December 31, 2000, of approximately $145.3 million, principally for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cable in the US-Japan cable network for $70 million and in the TAT-14 cable system for $67 million. As part of its global network expansion, the Company plans to invest substantial amounts in backhaul facilities in Europe, Japan, and the U.S.

     The Company has entered into a commitment letter for $15 million in vendor financing with Cisco Systems Capital Corporation, to be used to finance the purchase of Cisco Internet routers and related hardware and software. It is also pursuing additional vendor financing arrangements.

     As of September 30, 1999, the Company had entered into agreements to sell or lease bandwidth capacity (including maintenance services) valued by the parties at $141.1 million, of which $30.0 million relates to operating and maintenance revenues to be received over the terms of the contracts, which is generally 20 years. Of the $141.1 million, the Company expects to receive cash proceeds over time of $87.5 million, of which the Company expects to receive $7.8 million in 1999 and $15.4 million in 2000, and network assets valued by the parties at $53.6 million in exchange for its bandwidth capacity delivered over time.

     Additional financing arrangements are necessary for the Company to satisfy its capital requirements and the failure to obtain such arrangements could have a material adverse effect on the Company. To fund its planned capital requirements, the Company is exploring financing alternatives, including public or private sales of securities, and vendor financing arrangements. The timing and terms of any financing activities will be subject to market conditions.

     The Company believes that its existing cash balances, cash provided by operating activities, anticipated borrowings under the new credit facility, and other funding sources that it is pursuing will be sufficient to meet its outstanding capital commitments, current capital expenditures, and working capital needs through at least December 2000.

Year 2000 Readiness

     The "Year 2000" issue is the risk that the Company's internal computer systems, network elements, software applications, and other business systems may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. The Year 2000 issue is unprecedented and involves many uncertainties. There is a risk that material third parties will fail to complete their Year 2000 remediation and testing or that the Year 2000 issue will cause broad-based or systematic problems, which could have an adverse effect on the Company's results of operations, liquidity, or financial condition.

     The Company identified its Year 2000 risks to be: internal information systems; non-financial systems; and external noncompliance by vendors and customers.

     Internal information systems. The Company's internal information systems were initially designed to be Year 2000 ready. These systems, including the Company's billing system, have been tested in a simulated Year 2000 environment and were determined to be Year 2000 ready. The costs associated with testing Year 2000 readiness were not material.

     Non-financial systems. The Company has assessed the Year 2000 impact on its other non-financial internal systems, primarily its telecommunications switching equipment in the United States in Dallas, Los Angeles, and New York and offshore in the United Kingdom, Russia, Japan, Australia, and New Zealand and has conducted tests on such systems. The Company has installed software and hardware upgrades for all switching equipment as indicated by the test results. The costs associated with testing and upgrading equipment were not material to the Company's business, financial condition, or results of operations. The Company also has identified and evaluated other operational systems and applications, which the Company believes are not mission critical, such as building operations and individual personal computers used by Company personnel.

     Vendors and customer systems. The Company has evaluated its significant vendors and customers' Year 2000 readiness with respect to information systems used by those entities that could impact business with the Company. The Company is satisfied that its most significant vendors and customers, including the most significant carrier with whom the Company exchanges traffic, are highly likely to be Year 2000 ready. There is no assurance, however, that such third parties will achieve full Year 2000 readiness. In the event that any of the Company's significant vendors and customers do not successfully achieve Year 2000 readiness and the Company is unable to replace them with new or alternative vendors and customers, the Company's business or operations could be adversely affected.

     As part of the Company's Year 2000 risk program, the Company is evaluating scenarios that may occur as a result of the millennium change. Through its normal course of business, the Company has arrangements with secondary vendors and foreign partners on all of its routes. The Company believes that these arrangements will mitigate the effects of any significant Year 2000 disruptions.

     The Company terminates traffic in countries where it has no assurance of Year 2000 readiness. A Year 2000 issue in such a country could shut down its local or national telephone systems, making it impossible for the Company to originate or terminate traffic in that country. If the Company experiences significant disruptions as a result of Year 2000 errors or if a country with which we exchange traffic has a Year 2000 disruption, then the Company's operations, revenues, cash flows, and other important aspects of its business and financial condition are likely to be adversely affected.

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

         The Company's annual meeting of stockholders was held on July 29, 1999.

         The following table sets forth information regarding the number of votes for, against, withheld, or abstaining and broker non-votes, with respect to each matter presented at the meeting.

         1.  Both nominees for Class I director were elected as follows:

             NOMINEES                     FOR                    WITHHOLD

             Gail E. Granton           15,110,295                361,998
             James J. Junewicz         15,110,295                361,998

         2. The amendment to the Company's Long-Term Incentive Plan to increase the number of shares available for award under the Plan from 4.0 million (4,000,000) to 4.5 million (4,500,000) shares was approved as follows:
                                                                  BROKER
                FOR           AGAINST           ABSTAIN          NON-VOTE
             13,053,051      2,392,447           26,795             0

         3. The selection of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1999, was approved as follows:

                                                                  BROKER
                FOR           AGAINST           ABSTAIN          NON-VOTE
             15,447,366        5,135             19,792             0

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a) The Exhibit filed as part of this report is listed below:

         27  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: November 15, 1999

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