Form 10-K
period 1999-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 2000-03-31
CIK 1004967

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 000-21043

                               ----------------

                         PACIFIC GATEWAY EXCHANGE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      94-3134065
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)                  Identification No.)

         500 Airport Boulevard, Suite 340, Burlingame, California 94010
                    (Address of principal executive offices)

                         Telephone Number: 650-375-6700
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Shares, Par Value $.0001 per Share
          Preferred Share Purchase Rights, Par Value $.0001 per Share
                                (Title of class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 27, 2000, was approximately $310.3 million computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be, an admission that such persons are affiliates of the registrant.

  As of March 27, 2000, there were outstanding 20,067,835 Common Shares of $.0001 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A relating to the 1999 Annual General Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

Note on forward-looking statements

  This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends," "may," "expects," "estimates," or other similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway," "we" or "our") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true.

  Our revenues and results of operations and future developments in the telecommunications industry are subject to risks and uncertainties and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

    1. availability of financing on acceptable terms, conditions in the credit market and availability of additional equity on acceptable terms;

    2. difficulties that may be encountered in the development of bandwidth services, including construction delays, regulatory obstacles, contract disputes, or the lack or opportunities for additional bandwidth purchases;

    3. uncertainties in the growth of our retail operations and the development of our new business lines, such as our VOIP, Internet, and bandwidth, operations, including uncertainties about the difficulty of integrating acquisitions, hiring appropriate personnel, and competitive conditions;

    4. the termination of operating agreements with other carriers or the inability to enter into additional operating agreements;

    5. inaccuracies in our forecasts of traffic;

    6. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable systems or in the feasibility, timing, or expense of building or leasing such facilities;

    7. loss of the services of key officers;

    8. loss of a customer that provides significant revenues;

    9. opportunities for, and problems relating from, the acquisition of other companies or facilities;

    10. changes in the ratios between the amount of telecommunication traffic that we deliver and the amount we receive from our foreign partners under our operating agreements and termination arrangements;

    11. Internet growth at slower rates than expected; or

    12. consolidation of our competitors within the telecommunications, bandwidth, or Internet industries.

  See "Risk Factors" for additional reasons why the forward-looking statements may not be realized. The foregoing review of important factors, including those discussed in detail in this 10-K, should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

  We are a diversified global, facilities-based company providing telecommunications, Internet and bandwidth services. We own and operate a state-of-the-art high bandwidth fiber optic network connecting key metropolitan centers in the United States, Europe, Asia and the Pacific. For the twelve months ended December 31, 1999, our revenues, EBITDA and net income were $604.6 million, $25.1 million and $8.0 million, respectively.

  We have acquired our own global network of undersea cables and land-based facilities. As of December 31, 1999, we had partial ownership interests in 32 digital undersea fiber optic cable systems in service or under construction in the Atlantic, Pacific and Caribbean regions, including investments in the Japan-U.S. cable system and the TAT-14 trans-Atlantic cable system that are currently being constructed. We have ten international gateway switches located in the United States, Europe, Asia and the Pacific. Our global network supports our three major lines of business:

  . Telecommunications Services. Since 1995, we have consistently earned profits and generated positive operating cash flow by using our own facilities to deliver high quality telecommunications services to a diverse array of customers. We provide retail end-user telecommunications services on a pre-subscribed and dial around basis to our customers in the United States. We plan to offer bundled retail telecommunications and Internet services to our customers. We specialize in targeting ethnic groups that are high-volume consumers of international telecommunications services. We have established intensive marketing programs to the Filipino, Japanese, Chinese, Vietnamese, Russian, Romanian and Korean communities resident in the United States. Our retail business is growing rapidly through internal growth and strategic acquisitions and is a source of high margin revenues for us. Our previously announced acquisition of the international retail business of NOSVA Limited Partnership is currently scheduled to close this Spring, subject to closing conditions such as regulatory approval. Our wholesale operations enable us to own and operate our global network and maintain a low cost base that supports the growth of our retail and Internet operations. We are able to offer these services through our 44 operating agreements and termination arrangements that provide for the exchange of traffic with major foreign carriers, as well as our own international bandwidth and transmission facilities with the capacity to meet their expanding needs. We have recently begun to provide voice over Internet Protocol ("VOIP") services to global carriers, Internet service providers (or ISPs) and other value-added service providers. We plan to continue to develop our VOIP operations.

  . Internet Services. To take advantage of the synergies between our telecommunications services and the rapid growth of the Internet, we began offering Internet services in 1999. We currently provide connectivity services between San Francisco, Los Angeles, Chicago, Dallas, New York, Washington, D.C., London and Tokyo. We also provide co-location services at facilities in the United States, London and Tokyo. We plan to expand our connectivity services to additional key cities in the U.S. and abroad and add additional offshore co-location facilities beginning later in 2000. We also plan to offer enhanced services, including content distribution, hosting and other value-added Internet solutions, targeting our foreign partners and carrier customers, a wide range of Internet providers and small to medium-sized global corporations. We intend to provide these services using a combination of applications we develop ourselves and applications we obtain from Internet application and technology providers. For example, we recently entered into a strategic relationship with a leading developer of Internet infrastructure software to license their content distribution technology and jointly develop a content management interface to give our customers the ability to manage their content and services on our network. This company will also become an equity investor in our Onyx subsidiary, conditioned upon an equal amount being invested by other investors. We will use our global IP network to deliver these services. We are connected to six major Internet peering points in the United States, are members of the London and Japan Internet Exchanges and are in the process of joining the Amsterdam and Frankfurt Internet Exchange. In addition, in 1999, we acquired an Internet service provider and Web design company located in England, which serves as a springboard for the European expansion of our Internet operations.

  . Bandwidth Services. We opportunistically sell and lease high bandwidth fiber optic capacity to other global telecommunications carriers, Internet service providers and satellite communications providers, and occasionally exchange bandwidth capacity with other carriers. We also generate recurring cash flow by providing maintenance services on sold and leased capacity. Our network connects North America, Europe, Asia and the Pacific, as well as key U.S. cities. To expand the reach of our network, we also plan to acquire strategic segments of domestic capacity in foreign countries. For example, in August 1999, we agreed to form a joint venture with KDD Submarine Cable Systems Inc. to construct and operate backhaul facilities in Japan connecting the Maruyama, Japan cable station with Tokyo. Our opportunistic purchases of extensive fiber optic capacity linking major international destinations give us a valuable asset that we can deploy in a number of ways, including, for example, to generate cash from the sale or lease of capacity, to use ourselves or exchange with other carriers for additional network assets to expand our global reach and to use in partnering arrangements with others to foster our Internet initiatives.

  Each of our business lines complements the others and creates synergies that are highly conducive to further growth and profitability. Our fiber optic network lowers the cost of our telecommunications operations in addition to giving us a valuable asset for future sales, exchanges, leases and strategic partnering arrangements. Our Internet operations capitalize on our network and foreign partnerships and complete the suite of telecommunications, Internet and bandwidth services that we can offer to customers.

Strategy

  Our goal is to provide high-quality telecommunications, Internet and bandwidth services over our network. In particular, we plan to:

  . Expand Our Higher Margin Retail Business. We plan to expand our retail customer base in the United States and offshore through focused marketing efforts and selected acquisitions. We plan to offer bundled retail telecommunications and Internet services to our retail customer base. We have succeeded in launching profitable marketing programs aimed at ethnic communities that are high volume users of international telecommunications services. In addition, we plan to target our offshore retail service offerings to markets where we have existing facilities, sales people and relationships with foreign partners. We expect the higher margins offered by our retail long distance services to support our traditional emphasis on generating cash flow.

  . Grow Our Global Internet Operations. We plan to grow our Internet operations by offering our services in key U.S. cities and offshore markets to our existing foreign partners and carrier customers, a wide range of Internet service providers and small to medium sized global corporations. We will continue to establish peering and transit arrangements to provide these services. We also plan to construct, on our own or in partnership with others, global data centers in strategic locations and to offer additional enhanced Internet services, including content distribution, hosting and other value-added solutions. We plan to continue to develop strategic alliances with Internet application and service providers to develop the most advanced products and services. We also plan to continue to expand our global base through strategic acquisitions offshore. To further the expansion of our Internet operations, we may seek additional equity investors and other financing alternatives for our Internet business.

  . Develop our VOIP Operations. We are adding Internet Protocol, sometimes called "IP," equipment to our network to meet our customers' growing data needs. We believe that future IP technologies will gradually allow us to replace circuit switches and transform our network to a packet-based platform able to carry all types of communications traffic, including data, voice and video. We plan to become a leading provider of VOIP services. We are developing best-of-breed VOIP applications, including voice, fax and other value-added services, which we will deliver over our IP network. Leveraging our global relationships, we target global carriers and Internet service providers that we expect will be high-volume users of VOIP services. By providing these services over our network, we can ensure high quality services to our customers at higher margins to us. We plan to rapidly expand our VOIP service offerings through internal development and strategic acquisitions.

  . Provide Services in Offshore Markets. We strategically enter offshore markets to expand our global reach and our customer base. Many offshore markets are deregulating and opening to competition. As customers in these markets will have an opportunity to choose among competing companies, we are positioned to compete as a low-cost provider of high-quality telecommunications, Internet and bandwidth services. We are focusing our strategy on developing a significant presence in a defined set of geographical routes, particularly in Europe, Latin America, Asia and the Pacific, where we have either strong relationships with foreign partners or the opportunity to gain market share at attractive margins.

  . Expand our Global Network. We plan to continue to acquire and build undersea and land-based fiber optic cable capacity that extends our global reach, increases our network capacity and reduces our overall network costs. Continued development of our network will enhance our telecommunications operations and our Internet operations by enabling us to increase our control over operating costs and quality of services and provide additional opportunities for profitable bandwidth sales and leases to other carriers.

  . Leverage Wholesale Opportunities. We will continue to support our wholesale operations, which provide valuable synergies with our other business operations. For example, our wholesale operations optimize the use of our global network and maintain our global relationships with our wholesale customer base. We will increasingly focus on growing and developing our higher margin service offerings and de-emphasize our selling efforts into wholesale markets. However, we will continue to seek high margin wholesale arrangements and will offer our Internet and VOIP services to our wholesale customer base.

  . Pursue Strategic Financing Alternatives. We are considering various strategic alternatives, which may include mergers, acquisitions, private equity investments in us or our subsidiaries, or sales of selected assets. We have engaged Salomon Smith Barney to provide advice regarding strategic alternatives. In addition, Deutsche Bank Securities Inc. and Banc of America Securities LLC are providing assistance with respect to locating and identifying financing opportunities, including the possible initial public offering of the common stock of Onyx Networks, our Internet subsidiary.

Industry Background

  Global demand for telecommunications, Internet, and bandwidth services is rapidly growing for several reasons, including:

  . deregulation and the privatization of government-owned telephone monopolies;

  . growth of the Internet;

  . technological improvements (including wireless technologies);

  . the development of new services requiring greater bandwidth capacity;

  . increased competition and declining prices; and

  . consolidation in the industry.

 Telecommunications

  According to TeleGeography, international telecommunications traffic worldwide increased from approximately $26.8 billion in revenues and 22.3 billion minutes of use in 1988 to $65.9 billion in revenues and 81.8 billion minutes of use in 1997, representing a compound annual growth rate of 10.6% in revenues and 15.5% in minutes of use. Furthermore, TeleGeography projects that the industry will reach approximately $79.9 billion in revenues and 158.6 billion minutes of use by the year 2001. According to International Data Corporation, sometimes called "IDC," a market research firm, the market for worldwide Internet telephony is projected to grow from $0.5 billion in revenues in 1999 to $18.7 billion in revenues in 2004, approximately half of which would be generated by new services, including voice-enabled e-commerce and other enhanced services. Wholesale worldwide Internet telephony, including wholesale international Internet telephony, is expected to grow to $2.0 billion in revenues by the same date. In addition, IDC projects that international Internet telephony will comprise $17.3 billion in revenues of the total $18.7 billion in revenues projected in 2004.

 Internet

  The Internet has experienced tremendous growth and is emerging as a global medium for communications and commerce. According to IDC, the number of Internet users worldwide reached approximately 142.2 million in 1998 and is forecasted to grow to approximately 502.4 million by 2003, representing a compound annual growth rate of 29%. Businesses increasingly use the Internet not only to offer e-commerce to consumers and other businesses, but also for mission critical applications such as sales, marketing, customer service and project coordination worldwide. Most of these businesses, and substantially all consumers, obtain Internet connections from one of the large number of highly competitive ISPs which are seeking to increase their share of this market. Total U.S.-based ISP revenues for the United States are projected by IDC to grow from $10.7 billion in 1998 to $37.4 billion in 2003. Total ISP revenues are projected to grow for Western Europe from $4.3 billion in 1998 to $17.7 billion in 2003 and for Asia/Pacific (excluding Japan) from $457 million in 1998 to $4.5 billion in 2003.

 Bandwidth

  International data traffic is expected to grow at a compound annual growth rate of 85% through 2003, according to the Yankee Group. One of the key factors contributing to the growth in data traffic is the increasing use of broadband applications dominated by the Internet. The number of ISPs is growing dramatically on a global basis. These ISPs are expected to require significant bandwidth capacity to provide efficient service to their customers and, in particular, to make available popular Internet web sites in the United States. In addition to Internet growth, there has also been worldwide growth in the use of other bandwidth-intensive applications, such as video conferencing, distance learning, e-commerce and corporate intranets.

Global Network

  We have acquired our own global network of undersea cables and land-based facilities. As of December 31, 1999, we had partial ownership interests in 32 digital undersea fiber optic cable systems in service or under construction in the Atlantic, Pacific and Caribbean regions, including commitments to invest in the Japan-U.S. and the TAT-14 cable systems that are currently being constructed. We estimate that the fully-upgraded capacity we will have in the Japan-U.S. and TAT-14 cable systems will far exceed the aggregate capacity of our 30 other systems. We have international gateway switching facilities in the United States, Europe, Asia and the Pacific, and expect to continue to add switching and routing facilities to our network. Our network employs digital switching and fiber optic technologies and is supported by comprehensive monitoring and technical services. Our network covers certain major routes over which the world's international telecommunications traffic travels and where we believe Internet services are most in demand. We expect our network to offer customers seamless connection for telecommunications, Internet and bandwidth services. We will continue to expand and augment our network with new technology advancements, including IP capability. We believe that our network is fundamental to our ability to compete successfully in the international telecommunications, Internet and bandwidth markets. We regard our network as a significant competitive advantage that would be expensive and time-consuming for a new entrant to replicate. We are continually evaluating our network needs and may invest in additional undersea and land-based fiber optic cable networks, switching and IP equipment and data centers.

 Japan-U.S. and TAT-14 Cable Systems

  As part of our mission to create an integrated global, high-capacity fiber optic cable network, we are designing and developing our systems to connect two heavily-used international corridors via two new high-capacity undersea cable systems: the Japan-U.S. cable system and the TAT-14 cable system (United States to Europe). We will own interests in these cable systems as a member of a consortium.

  The Japan-U.S. cable system is being developed as a 21,000 km self healing ring system planned for expansion to operate at 640 gigabits per second
(Gbps). Upon service initiation, which is expected to be in the fourth quarter of 2000, it will connect California and three landing sites in Japan. The Japan-U.S. cable system will operate initially at 80 Gbps of service capacity and will be upgraded to 400 Gbps in 2001. We ultimately expect it to be upgraded to 640 Gbps.

  Upon service initiation of this system, we will own 28 STM-1s, which we expect will be expandable in 2001 to approximately 180 STM-1s at no additional cost. (An STM-1 is a measure of fiber optic capacity equal to 156 megabits per second; it is equal to an OC-3, another measure of capacity explained below.) We have committed to invest $86 million in the Japan-U.S. cable system. As the system capacity increases to 640 Gbps, we may exercise our option to acquire an estimated additional 100 STM-1s at an approximate additional cost of $15 million.

  The TAT-14 cable system is being developed as a 15,000 km self healing ring system planned for expansion to operate at 640 Gbps. Upon service initiation, which is expected to be in the fourth quarter of 2000, it will connect the United States and Europe with landing stations in the United States, the United Kingdom, France, Germany, the Netherlands and Denmark.

 Peering Relationships

  Peering is the Internet practice under which ISPs exchange each other's traffic without the payment of settlement charges; transit arrangements involve cash settlement payments. By implementing our own network and establishing peering relationships with ISPs, we believe we can lower the cost of Internet transit and increase the performance and reliability of our network operations. We are developing our portfolio of private and public peering arrangements. For example, we are currently connected to six major public Internet peering points in the United States, including MAE-ATM (East, West and Dallas), the Palo Alto Internet Exchange, the Ameritech Advanced Data Service Exchange and the Pacific Bell Network Access Point. We are also members of the London and Japan Internet Exchanges and are in the process of joining the Amsterdam and Frankfurt Internet Exchange.

Technology

  The fiber optic cables, switching and routing equipment and associated assets that comprise the physical components of our network can support a variety of communications technologies. We seek to offer customers a set of technology options to meet their changing needs and to introduce new technologies as necessary. Specifically, we believe that a service platform based on IP equipment will provide us with significant future growth opportunities because it will enable Internet, voice and video to be carried inexpensively over our facilities-based network. We have, therefore, begun to supplement our current voice and data switching technology with IP equipment.

  As we add IP equipment to our network, we will be able to offer our customers additional services, such as high-speed Internet access, Internet web hosting, e-commerce and other Internet services. Because it is more efficient, IP technology increases the effective capacity of networks for these types of applications, and in the future may become the preferred technology for voice services and faxes as well.

  We expect to further expand our IP network in North America, Latin America, Europe and Asia, as well as in other select offshore markets, and to acquire fiber-based IRUs and other rights in telecommunications bandwidth in these regions to support demand growth and reduce costs.

 Circuit Switching vs. Packet Switching

  As part of our migration to an IP network, we are configuring our network to add packet switch-based technology to our current circuit switch-based systems. Our goal is to meet the current demands of our customers for reliable, high-quality switched voice connections, while also deploying the facilities, hardware and software necessary to satisfy their growing demand for high-speed data transmission.

  There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit switch-based communications systems, which currently dominate the public telephone network, establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call.

  Packet switch-based communications systems, on which the Internet relies, format the information to be transmitted into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched Internet a single dedicated channel between communication points is not required.

  Packet switch-based systems offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel.

  We believe that a form of IP-based switching will eventually replace circuit switched technologies, and will be the foundation of integrated networks that treat all transmissions--including voice, fax and video--simply as forms of data transmission.

Products and Services

 Telecommunications Services

  Our primary telecommunications services are wholesale and retail long-distance services. We generated revenues from our telecommunications services business of approximately $597.4 million in 1999.

  Retail Services. We provide retail end-user telecommunications services on a pre-subscribed or dial around basis to our customers in the United States and offshore. We plan to offer bundled retail telecommunications and Internet services. We specialize in targeting ethnic groups residing in the United States that are high-volume consumers of international telecommunications services. We have established intensive marketing programs to the Filipino, Japanese, Chinese, Vietnamese, Russian, Romanian and Korean communities resident in the United States. In addition, we provide prepaid calling cards, debit cards, international toll free and travel card services.

  Our retail long distance business leverages off our extensive global network and termination arrangements. We have increased our retail customer base through acquisitions and internal growth. To continue the growth of our retail customer base, we may seek acquisitions of retail long distance businesses in the United States and offshore. We plan to replicate in offshore markets the retail business practices that we have developed and successfully applied in the United States.

  Wholesale Long Distance Services. We sell our wholesale long distance services to other U.S. and international carriers. These carriers use our sevices to complete international calls originated by their customers. We benefit from: (1) our extensive relationships in the long distance telecommunications industry; (2) our ability to generate a high volume of long distance call traffic; and (3) our advantageous arrangements we have negotiated with foreign PTTs and other international carriers.

  VOIP Services. We provide high quality IP-based communications services to telecommunications carriers, ISPs and other value-added communications service providers. Our solution enables communications service providers to outsource their international voice, fax and other value-added services over the Internet at lower costs than over traditional networks while maintaining what we believe to be high quality service. We provide our customers access to our international IP network throughout the world.

 Internet Services

  We offer Internet services, targeting on our existing foreign partners and carrier customers, a wide range of Internet service providers and small to medium-sized global corporations. We are currently providing connectivity and co-location services. We will use applications we develop ourselves and those we obtain from Internet application and technology providers to expand our service offerings and provide our customers enhanced services, including content distribution, hosting and other value-added solutions.

  We currently deliver connectivity services over our network between San Francisco, Los Angeles, Chicago, Dallas, New York, Washington, D.C., London and Tokyo. We are currently providing co-location services at our facilities in the United States, London and Tokyo and plan to offer them in other key locations.

  We expect that our Internet product offerings will provide customers a range of options in their Internet access and content and distribution needs--from simple Internet access to complex outsourced content and application distribution managed services. Our planned product offerings include hosting our customers' Web sites, managing servers, maintaining networking equipment, content and application distribution services, and offering a full range of data transport options--from shared to dedicated capacity. These offerings will allow customers to transfer their critical Internet operations to us, resulting in several important benefits to them. First, outsourcing eliminates the need to continuously implement rapidly changing technology and applications. Second, customers do not have to try to attract and retain scarce technical staff in an area (Internet applications) that is not core to their businesses. Third, as a result of the first two benefits, customers should experience lower operating costs for their Internet operations, and achieve faster deployment of their Internet applications.

 Bandwidth Services

  We opportunistically sell and lease bandwidth capacity on our global network to our customers. In addition, we exchange our capacity with other companies for undersea or land-based capacity in different regions or on different cable routes. We are designing our bandwidth sales and lease business to meet the varying needs of the global carrier market. For many of our customers, the substantial investment required to participate in a global cable consortium or to construct similar facilities is not a viable alternative.

  As of December 31, 1999, we had entered into agreements to sell or lease bandwidth capacity (including maintenance services) valued by the parties at $141.1 million. Of the $141.1 million, $30.0 million relates to operating and maintenance revenues to be received over the terms of the contracts (which are generally 20 years), $57.5 million consists of other cash proceeds we expect to receive over time and the balance consists of network assets valued by the parties at $53.6 million to be delivered over time in exchange for our bandwidth capacity.

Sales and Marketing

  Telecommunications

  Retail Long Distance Services. Our revenues have grown through internal growth and acquisitions. We market our retail long distance services to high-volume users of international telecommunications services, including individuals and small businesses in ethnic communities in the United States that generate a high volume of telephone traffic to their home country. Through our joint venture, called "PinTouch," with Globe Telecom, a telecommunications company operating in the Philippines, we market international long distance services primarily to the Filipino-American community. In addition, through our acquisition of Robo Tel, Inc. in the second quarter of 1999, we acquired approximately 25,000 Chinese and Vietnamese residential customers and small businesses based in the United States. In December 1999, we entered into an agreement to acquire the international retail business of NOVSA Limited Partnership. If the acquisition is consummated, we expect to enhance our telemarketing, billing, and customer service platforms and add a substantial number of retail customers, many of which are the ethnic customers targeted by our retail operations. The closing of this acquisition is subject to the satisfaction of certain conditions, including the receipt of regulatory approvals. The closing is scheduled to occur this Spring.

  We also have ethnic marketing programs for the Japanese, Korean, Romanian and Russian communities resident in the United States. We employ marketing expertise that is tailored to each community. For each program we generally market through newspaper, radio and television advertising, focusing on media that is in the home country language. Our customer service representatives speak the native languages of the ethnic communities that we serve. In addition, we plan to market retail long distance services in our offshore locations by employing local sales and marketing personnel who have expertise in the local offshore markets. We will continue to use the breadth of ethnic retail marketing expertise of our sales force to fuel further retail long distance services growth in both the United States and offshore.

  In addition, in the United States we have formed a "winback center" that focuses on regaining customers who are no longer using our retail long distance services and a customer service center to more effectively serve our existing customer base.

  Wholesale Long Distance Services. We market our wholesale long distance services to other U.S. and international long distance carriers. We believe that these customers choose Pacific Gateway because we offer comprehensive, low-cost and highly reliable services. We are able to offer these services through our 44 operating agreements and termination arrangements that provide for the exchange of traffic with major foreign carriers, as well as our own international bandwidth and transmission facilities with the capacity to meet their expanding needs.

  As of December 31, 1999, we had approximately 225 wholesale customers, including four of the largest U.S. long distance carriers and many of the other largest telecommunications providers. Our foreign partners include both PTTs, which may be wholly or partially government-owned, and nondominant carriers that may have recently been established as a result of the deregulation and privatization for foreign telecommunications markets. We believe that many of the competitive carriers in developing countries, as well as certain recently privatized PTTs, are likely to seek alliances, partnerships or joint ventures with other international carriers to expand their global networks. We currently derive revenues from traffic originating in the United States, the United Kingdom, Germany, Russia, Japan, Australia, New Zealand, France, Italy, Denmark and Switzerland.

  We have commission-based professionals dedicated to sales and marketing activities with our U.S. carrier customers. Marketing is typically conducted on a personalized basis. Participation at industry conferences, referrals from other carriers and long-term relationships are key factors in establishing the visibility, reputation and personal trust necessary to obtain and maintain our wholesale business. We believe that we have been able to compete effectively by offering more personalized service than our competitors and the assurance of ongoing senior-level attention to each account.

  When we enter a new foreign market, we typically hire a local sales force that is familiar with the wholesale long-distance telecommunications market. Similar to U.S. wholesale operations, in each of our offshore locations our target customer base includes the dominant carrier, as well as small to medium sized carriers that do not have their own international network.

  VOIP Services. Our sales efforts target leading telecommunications carriers and Internet service providers both in the United States and offshore. Our sales force is made up of experienced personnel with long-time relationships in the telecommunications industry. We sell directly to carriers and are working to develop brand awareness and beneficial relationships through numerous channels including the web, trade shows, speaking engagements and joint marketing programs. The ability to provide quality acceptable to leading carriers through our IP network is a strong selling point for us.

  Our marketing strategy includes public relations campaigns, interaction with industry analysts and attendance at trade shows. We aggressively pursue favorable coverage in the trade and business press and participate in industry trade shows.

 Internet Services

  We are designing our Internet sales and marketing strategy to target our foreign partners and carrier customers, a wide range of ISPs and small to medium-sized global businesses that depend on the Internet for core business operations. Our marketing strategy and infrastructure are geared to respond to opportunities in the Internet market offshore. We utilize a multi-tiered channel approach that combines the technical skill and Internet experience of our direct sales force with the sales and marketing resources of our global partners. We are thus able to deploy our products and services to a broad and diverse range of international customers in targeted markets.

  Direct Sales. Our direct sales force is locally based in our targeted markets. Marketing support for the sales staff includes direct contacts with potential accounts, direct mail, telemarketing, seminars and trade shows. We plan to develop competitive compensation programs as well as on-the-job and third party training plans to attract, train and grow motivated, high producing Internet sales staff.

  Strategic Alliances. We expect that strategic alliances will leverage the existing network of sales people employed by our strategic partners to sell our services. We plan on partnering with Internet application and service providers who offer the most advanced products and services. We recently entered into a strategic relationship with a leading developer of Internet infrastructure software to license their content distribution technology and jointly develop a content management interface. This would give our customers the ability to manage their content and services on our network. This company will also become an equity investor in our Internet subsidiary, conditioned upon an equal amount being invested by other investors.

  Our Internet services marketing program is focused on building the international, national and local strength and awareness of our network and products. To this end, we print advertising in targeted markets and publications to enhance awareness of our products and services and to generate leads for our sales team. We focus print advertisements in trade journals, special interest publications, and international business travel magazines targeted at corporate management decision-makers.

  Brand awareness is enhanced by participation in industry trade shows such as ISPCON, Internet World, and others. We also plan to utilize targeted billboards placed adjacent to our global data centers, direct mailings, telemarketing programs and other means to reach prospective ISP and corporate customers.

 Bandwidth Services

  We have formed a bandwidth sales and lease group to capitalize on our current and future opportunities resulting from our investments in our global network. We sell and lease bandwidth capacity to telecommunications carriers, ISPs and satellite companies, among others. We also use some of our bandwidth capacity for our own telecommunications and Internet services.

Competition

 Telecommunications

  The international telecommunications industry is highly competitive and affected by the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international and retail telecommunications services market is dominated by large incumbent providers including AT&T, MCI WorldCom and Sprint. We also compete with other types of carriers, including long distance carriers, such as Qwest, Global Crossing and RSL, and international carriers such as Telstra and British Telecom. We may compete in the future with new competitors including RBOCs. As our network expands to serve a broader range of customers, we expect to encounter increasing competition from these and other major domestic and international communications companies. Moreover, competition is likely to intensify as a result of the formation of global alliances and mergers among the largest telecommunications carriers. Existing or planned global alliances or combinations include Global One, AT&T and British Telecom, WorldCom, MCI and Sprint, Global Crossing and Frontier, and Qwest, KPN and US West. We expect that continued deregulation in global telecommunications markets will lead to new market entrants and more competitors.

  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those we provide. Technologies being developed or already introduced include utilization of the Internet for international voice and data communications, digital wireless communications systems such as personal communications services, broadband multimedia applications and satellite networks such as INTELSAT and PanAmSat.

 Internet

  The Internet business is intensely competitive. There are few substantial barriers to providing connectivity and co-location services, and we expect that we will face additional competition from existing providers and new market entrants in the future. We believe that participants in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. We also believe that the principal competitive factors in this market are uncongested connectivity, quality of facilities, level of customer service, price, the financial stability and credibility of the provider, brand name and the availability of network management tools. Potential competitors in this market include:

  . global, regional and local telecommunications companies, such as MCI
    WorldCom, Sprint, which is being acquired by MCI WorldCom, AT&T and the RBOCs;

  . providers of connectivity and co-location services, such as Metromedia
    Fiber Network, Exodus Communications, Global Crossing and Verio;

  . international, national and regional ISPs, such as Concentric Network, PSINet, MCI WorldCom and certain subsidiaries of GTE; and

  . large information technology outsourcing firms, such as IBM and Electronic Data Systems.

 Bandwidth

  The market for undersea and land-based fiber optic bandwidth capacity is highly competitive. We will face competition from existing and planned systems along each of our planned routes. We compete with providers who construct and operate their own cable networks, such as Global Crossing, Global TeleSystems, Qwest, Williams Communications, Level 3 and Metromedia Fiber Network. We also compete with other carriers which have acquired capacity on the same cable networks as we have. We compete primarily on the basis of price, availability, transmission quality and reliability, customer service and location of our systems.

Billing and Management Information Systems

  Accurate operation of a management information system is vital to our operations, given the high volume of transactions and the need to bill customers accurately. We maintain our own staff of programming and management information reporting personnel, as well as contract programmers dedicated to maintaining our management information system. This system's functions include reporting on revenues, long distance service costs and network performance, performing margin analyses and tracking foreign payment settlements. As a result of refinements that have occurred in this system, we can monitor our revenues and gross margins. We provide common data access for system users to support our customer service, accounting and network monitoring functions.

  We have developed our own customized billing and management information systems software to meet the needs of our customers and vendors and to enhance our ability to monitor our operations. We utilize an IBM AS400 computer system and continually upgrade and enhance the system as computer technology advances. We believe these computer systems are adequate to meet our needs and the needs of our customers and our vendors.

  Furthermore, to support our expansion into retail services, we are refining our systems to include retail end-user billing and accounting. In particular, we have recently purchased, and are integrating into our systems, end-user software that enables us to add sales and use taxes to customers' bills. Future planned additions include software that tracks customers' credit and collections and software that would enable us to accept credit-card payments.

  We are currently evaluating and developing software and billing systems to support our Internet operations.

Regulation

  The following summaries of regulatory developments and legislation does not purport to describe all present and proposed international, federal, state and local regulations affecting the telecommunication Internet, and bandwidth industries. Other existing international, federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon us or the telecommunications industry can be predicted at this time.

Telecommunications

 United States

  Overview. Our business is subject to varying degrees of telecommunications regulation by United States regulatory authorities at the federal and state levels. In the United States, our services are subject to the provisions of the Communications Act of 1934, as amended, sometimes called the "Communications Act," FCC regulations under the Communications Act, as well as the applicable laws and regulations of the various states and state regulatory commissions. As a carrier offering international and interstate facilities-based and resale telecommunications services to the public, we must comply with the requirements of common carriage under the Communications Act, including the requirement to offer service on a non-discriminatory basis at just and reasonable rates. Applicable state public service commissions or similar state agencies, sometimes called "PSCs," have jurisdiction over telecommunications services originating and terminating within the same state under separate state statutes and regulations. The FCC and the PSCs generally have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with federal and state laws and applicable rules, regulations and policies. Fines or other penalties also may be imposed for violations, such as the unauthorized switching of carriers, also known as "slamming." Any such action by the FCC or the PSCs could have a material adverse affect on our business.

  International Service Regulation. In February 1997, 69 countries, including the United States, signed the World Trade Organization Agreement on Basic Telecommunications Services Agreement, sometimes called the "WTO Agreement," to facilitate competition in basic telecommunications services. The WTO Agreement became effective February 5, 1998. Pursuant to the terms of the WTO Agreement, signatories to the WTO Agreement have committed to varying degrees and within varying time frames to allow access to their domestic and international markets to competing telecommunications providers, allow foreign ownership interests in existing telecommunications carriers, and establish regulatory schemes to develop and implement policies to accommodate telecommunications competition.

  In the United States, international telecommunications carriers are required to obtain authority under Section 214 of the Communications Act in order to provide international service that originates or terminates in the United States. U.S. international common carriers also are required to file and maintain international tariffs with the FCC specifying the rates, terms and conditions of their services. We have obtained the required Section 214 authorization from the FCC to provide international facilities-based and resale services, and have filed an international tariff. In addition, we are classified by the FCC as a non-dominant carrier with respect to both international and domestic services.

  We must conduct our international business in compliance with the FCC's International Settlements Policy, the rules that establish the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. Under the FCC's International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates equal to one-half of the accounting rate, and require proportionate share of return traffic.

  In recent rule reforms, the FCC expressly exempted from the International Settlements Policy rules U.S. carrier arrangements with non-dominant foreign carriers, as well as arrangements with any foreign carrier (dominant or non-dominant) on certain competitive routes where at least 50% of U.S.-billed traffic is terminated at settlement rates at least 25% below the FCC's applicable benchmark settlement rates. These routes currently include: Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, the Netherlands, Norway, Sweden and the United Kingdom. For arrangements that will continue to be subject to the International Settlements Policy, the FCC imposes mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC also prohibits a U.S. carrier affiliated with a foreign carrier from providing facilities-based switched or private line services to the foreign carrier's home market unless and until the foreign carrier has implemented a settlement rate at or below the relevant benchmark. Certain confidential filing requirements still apply to dominant carrier arrangements.

  The FCC's revisions to the International Settlements Policy also affect the FCC's rules on International Simple Resale ("ISR") which permit U.S. carriers to provide international switched services over private lines interconnected with the public switched telecommunications network on the current FCC-authorized routes. The FCC declined to remove the International Settlements Policy completely on all ISR-approved routes, and thus will continue to maintain the distinction between routes it approves for ISR and routes on which it removes the International Settlements Policy (where at least 50% of U.S.-billed traffic is terminated at rates at least 25% below the applicable settlement rates). Even though the FCC dramatically scaled back the application of the International Settlements Policy, the FCC's ISR policy still requires FCC approval to provide ISR service in an arrangement with a foreign dominant carrier on non-competitive routes.

  To the extent that the International Settlements Policy still applies, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

  Domestic Interstate Regulation. Our provision of domestic long distance service in the United States is subject to regulation by the FCC and certain state PSCs, who regulate to varying degrees interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which domestic services are provided. Under federal law, the domestic interstate carriers are subject to a variety of regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier and require the filing of periodic reports. Also, pursuant to federal law, such carriers must file domestic interstate tariffs with the FCC. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

  The Telecommunications Act of 1996 ("1996 Telecom Act") addresses a wide range of other telecommunications issues that may potentially impact our operations. For example, pursuant to the 1996 Telecom Act, the FCC established a Universal Service Fund that provides subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the Universal Service Fund will also be used to provide telecommunications and certain other services to schools, libraries and certain rural health care providers.

  The FCC is continuing to revise its universal service rules which may result in further substantial increases in the overall cost of the subsidy program. Our share of these federal subsidy funds will be based on our interstate and international gross end-user telecommunications revenues. The contribution factor issued by the FCC varies quarterly and is currently 5.7101%. The amounts contributed may be billed to customers. The U.S. Court of Appeals for the Fifth Circuit recently issued an order upholding in part, and reversing in part, the initial FCC order implementing these funds. The Fifth Circuit order has been appealed. Numerous FCC orders revising these funds are also subject to petitions for reconsideration and further appeals. The outcome of these proceedings or their effect cannot be predicted.

  Our costs of providing long distance services also will be affected by changes in the access charge rates imposed by local exchange carriers for origination and termination of calls over local facilities. The FCC has significantly revised its access charge rules in recent years to permit incumbent local exchange carriers greater pricing flexibility and relaxed regulation of new switched access services in those markets where there are other providers of access services. The FCC continues to adjust its access charge rules and has indicated that it will promulgate additional rules sometime in 2000 that may grant certain local exchange carriers further flexibility.

  The 1996 Telecom Act also permits RBOCs to provide domestic and international long distance services to customers located outside of the RBOCs' home regions; permits a petitioning RBOC to provide domestic and long distance service to customers within its operating area on a state-by-state basis upon a finding by the FCC that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Recently, the FCC approved Bell Atlantic's petition to provide long distance service in New York. As RBOCs are approved to provide in-region interLATA service, a logical extension might be also to provide international services from their respective regions. To the extent that RBOCs enter the national and international long distance business, they could become major competitors. It is also possible that they may become customers of our wholesale business although there is no assurance that this would happen.

  State Regulation. In addition to regulation by the FCC, certain of our subsidiaries are subject to varying degrees of state regulation regarding the provision of intrastate long distance telecommunications services. Most states require a certification or other authorization and the filing of tariffs to offer intrastate long distance services, and require that common carriers charge just and reasonable rates and not discriminate among similarly-situated customers. Many states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules, and for pre-paid or debit card operations, the filing of a surety bond. Our subsidiaries that are authorized to provide intrastate long distance services may be required by certain states to obtain prior approval from or notify the relevant PSC of any transfer of control, sale of assets, corporate reorganization, issuance of stock or debt instruments and related transactions.

 Effect of United States and Foreign Laws on Certain Arrangements

  We have entered into, and expect to continue to enter into, certain termination or origination arrangements in foreign countries that rely on private lines for the termination of U.S.-originated traffic into, or the origination of foreign-based traffic from, foreign countries. These arrangements may be viewed by U.S. and foreign regulatory agencies as "international simple resale" arrangements. We believe that U.S. and foreign telecommunications regulations are being liberalized and that such arrangements are permitted in some instances and may be expressly approved by regulatory agencies in other instances. Nevertheless, at this time, the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on us or our subsidiaries, possibly including rescission of our authority pursuant to our Section 214 licenses.

  In addition, in arrangements where the counterparties compete with the PTT, such competition may not be permitted by foreign regulatory agencies. Regulatory authorities in Hong Kong and the PTT in Mexico have acted against such arrangements. Moreover, the PTT may act unilaterally to cancel or eliminate the private line service on which the foreign company depends. The foreign companies with whom our subsidiaries enter into such arrangements, and perhaps we or our subsidiaries, could be subject to a variety of penalties in connection with such arrangements under foreign or United States law. Those penalties could include orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of our overall revenue and/or profit at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect our business relationships with such foreign PTTs. Any of the developments described above, i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements whether as a result of regulatory problems or otherwise, or the discovery of the existence of such arrangements by foreign PTTs, could have a material adverse effect on our business, financial condition or results of operations.

Internet and VOIP

  In the United States and most countries in which the Company conducts its major operations, there is currently a small but growing body of laws and regulations directly applicable to Internet access, Internet commerce and VOIP. Due to the popularity and use of the Internet and VOIP, it is likely that a growing number of laws and regulations may be adopted at the international, federal, state and local levels. These regulations cover issues such as user privacy, consumer protection, freedom of expression, encryption standards, trade barriers, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications and licensing. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to those issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. Internet service providers and VOIP providers are currently considered "enhanced service providers" within the U.S. and are exempt from U.S. federal and state regulations governing telecommunications common carriers. Accordingly, our provision of Internet and VOIP services are currently exempt from tariffing, certification and rate regulation. We cannot predict the likelihood that state, federal, or foreign governments will impose additional regulations on our Internet and VOIP operations or e-commerce generally, nor can we predict the future impact that any such regulation will have on our business, financial condition or results of operations.

  In April 1998, the FCC issued a report to Congress on the implementation of the universal service provisions of the 1996 Telecom Act. In its report, the FCC indicated that it would re-examine its policy of not requiring Internet service providers and providers of certain forms of VOIP to contribute to the universal service mechanisms. In addition, the FCC stated that it may recognize whether phone-to-phone VOIP providers shall be regulated as telecommunications service providers. The European Commission issued on January 10, 1998, a Communication addressing whether VOIP should be considered "voice telephony" and thus subject to regulation by the Member States. Consistent with its earlier directives, the European Commission stated that Internet telephony could properly be considered "voice telephony," and thus subject to regulation by the Member States only if certain factors are satisfied. The European Commission also held that at the time no form of VOIP satisfied all of these factors. Currently, providers of VOIP within the EU Member States are subject to no more than general authorization or declaration requirements by the Member States. Within the U.S. or internationally, we cannot predict the outcome of any future proceedings that may impact our provision of Internet or VOIP services or that may impose additional requirements, regulations, or changes upon our provision of such services.

  Several U.S. laws have attempted to regulate content on the Internet. Although sections of the Communications Decency Act of 1996, sometimes called "CDA," that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the United States Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. In October 1998, Congress enacted the Child Online Protection Act, sometimes called "COPA," which requires that material that is "harmful" to minors be restricted. This law is currently being challenged in federal district court. On February 1, 1999, a U.S. District Court judge issued a preliminary injunction against enforcement of portions of that act, and the U.S. Department of Justice has appealed that decision. Oral arguments were held in November 1999. However, the "filtering" requirements in COPA have not been stayed, and Internet service providers must notify users of existing measures (e.g., hardware, software and filtering devices) that may assist the users in limiting minors' access to harmful material. Legislation similar to the CDA could subject us and/or our customers to potential liability, which in turn could have a material adverse effect on our business, financial condition or results of operations. In addition, legislation that prohibits or limits sending unsolicited commercial e-mails has recently been passed at the state level and continues to be proposed at the federal level; this legislation could subject us and our customers to potential liability. Moreover, foreign laws, including Directive 95/46/EC of the European Parliament and of the European Council on the protection of individuals with regard to the processing of personal data and on the free movement of such data may be applied to online services and Internet service providers such as the Company. The future adoption or application of any future laws or regulations to the Internet might decrease the growth of the Internet, decrease demand for our services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a material adverse effect on us or our customers, which, in turn, could have a material adverse effect on our business, financial condition or results of operations. In addition, applying existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on our business, financial condition or results of operations. In addition, as our services are available over the Internet in multiple states and foreign countries, and as we facilitate sales by our customers to end-users located in these states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to our business, could have a material adverse effect on our business, financial condition or results of operations.

Employees

  As of December 31, 1999, we and our subsidiaries had 386 full time employees. We believe our relations with our employees are generally strong. We expect to continue to add personnel as we continue to expand our operations and diversify our services. None of our employees are covered under collective bargaining agreements.

Financial Information About Foreign And Domestic Operations And Export Sales

  We have offshore operations throughout the world. For information regarding revenues by country see Note (12) entitled "Segment Data" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K.

Financial Information About Industry Segments

  Prior to 1999, our business consisted entirely of telecommunications operations. We managed its wholesale, offshore, and retail telecommunication operations. As a result of the diversification of our business, we now manage telecommunications, Internet, and bandwidth services. The operating results of these segments are regularly reviewed by and are integral to our management and decision-making process. Financial information on our operating segments is included in Note (12) entitled "Segment Data" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this 10-K.

Risk Factors

  Liquidity Issues--Although we have received an extension, we do not currently have the funds to make a scheduled credit line reduction payment and we have received a waiver of defaults under our credit agreement.

  We currently have approximately $75.6 million outstanding under our credit agreement. The amount available for us to borrow was scheduled to be reduced from $100 million to $50 million on April 1, 2000. In addition, we determined that we are in default of certain provisions of this credit agreement, which constituted an event of default. On March 31, 2000, we obtained a waiver of these defaults and an extension of the repayment date from the lenders. Pursuant to this waiver and extension the amount available for us to borrow will be reduced to $75.6 million and reduced further to $50 million on May 15, 2000, which, will require us to pay approximately $25.6 million on or before that date.

  We cannot assure you that we will be able to comply with the terms of the waiver and extension. We do not currently have the funds for the repayment scheduled on May 15, 2000. If we are unable to comply with the terms and make this repayment or negotiate another extension of the date of repayment, we will default under the credit agreement.

  If we default on our credit agreement, the banks have the right to immediately accelerate this indebtedness and foreclose on the assets that we have pledged as security. In addition, a default under this bank credit agreement would result in a cross default under our Cisco financing arrangement.

  We have substantial amounts that are payable currently or in the short term that, absent additional financing, we do not have the funds to pay. We will owe $5 million at the closing of our acquisition of NOSVA, which is scheduled to occur this spring. This closing is subject to certain conditions, including regulatory approval. We have discussed obtaining this amount from our lenders but the lenders have not committed to fund this amount. We have experienced difficulty in making timely payments on our vendor invoices. If we are unable to pay these amounts, these parties may, among other things, interrupt service to us or seek legal remedies against us. We cannot assure that you we will be able to obtain the financing to satisfy these commitments.

  As a result of our liquidity situation, our auditors have included a going concern explanation to its audit report. We are currently pursuing a number of strategic and financing alternatives that are directed toward improving our liquidity, which may include obtaining additional financing, obtaining private equity investments in us or our subsidiaries, or sales of selected assets. We have engaged Salomon Smith Barney to provide advice regarding strategic alternatives. In addition, Deutsche Bank Securities Inc. and Banc of America Securities LLC are providing assistance with respect to locating and identifying financing opportunities, including the possible initial public offering of the common stock of Onyx Networks, our Internet subsidiary. While we are actively pursuing these alternatives, we cannot assure you that we will be able to close any strategic transactions.

  Need for Additional Financing--Our success is significantly tied to our ability to raise additional money.

  To avoid a default under our credit agreement and other financing arrangements and to fulfill our long-range business plan, we must raise substantial additional capital. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of financial, business and other factors, many of which are beyond our control, as well as future acquisitions.

  Our credit facility will be reduced to $50 million on May 15, 2000. Since we currently have $75 million outstanding under this facility, this reduction will require us to repay $25 million. We will need to obtain additional financing for this repayment. Our credit facility matures on November 23, 2000. At that time, we will need to replace it in order to fulfill our business plan. We cannot assure you that we will be able to raise this additional financing, or, if we are able to raise this additional financing, that the terms of that financing will be favorable to us.

  Substantial Leverage--Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling certain of our obligations.

  We owe approximately $75 million under our credit facility and have substantial current financial commitments. We also have a $10 million term loan vendor financing facility outstanding and a $15 million vendor financing facility that might be drawn on and increase our debt. Our Internet subsidiary has committed to purchase approximately $28 million of software and services, for which we have guaranteed payment. We may also seek additional debt financing, including additional vendor or other equipment financing facilities. Our substantial indebtedness could have important consequences. For example, it could:

  . increase our vulnerability to general adverse economic and industry conditions;

  . require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital (including expansion of our retail, telecommunications and Internet operations), capital expenditures, diversification efforts and other general corporate purposes;

  . limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

  . place us at a competitive disadvantage compared to our competitors that have less debt;

  .  limit our ability to borrow additional funds; and

  .  subject our business to restrictive covenants.

  Managing Diversification--The success of our business plan depends on our ability to enter new lines of business.

  We have recently entered into a phase of rapid diversification. We are expanding our business lines from being a provider of international wholesale telecommunications services to becoming a diverse supplier of wholesale, retail and VOIP telecommunications services, bandwidth services and Internet services. These efforts require us to assume greater risks, such as:

  .  greater demands on management's time;

  . the ability of management to learn new skills while continuing to manage effectively our existing operations;

  .  investment risks associated with expenditures for new lines of business;
     and

  .  increased pressures upon our operations and financial systems.

  As we grow and expand our business, if we are unable to attract and retain additional qualified personnel, we could be materially and adversely affected. We expect that our expansion and diversification will lead to increased administrative demands, such as:

  . increased operational complexity associated with expanded network facilities and service offerings; and

  . administrative burdens associated with managing increased foreign operations, as well as with hiring, training and supervising new employees.

  If we do not manage our diversification effectively, our business, financial condition or results of operations may be materially and adversely affected. We cannot assure you that our bandwidth and Internet business lines will be successful.

  Declining Prices--Each of our business lines is highly sensitive to declining prices.

  Prices of telecommunications services have decreased, and are likely to decrease in the future, for a variety of reasons, including:

  .  increased competition among existing carriers;

  .  new entrants into niche markets; and

  . joint ventures and business combinations among large international carriers that facilitate targeted pricing and cost reductions.

As a result of declining prices, our average telecommunications price per minute declined from $0.29 per minute during 1998 to $0.24 per minute during the twelve months ended December 31, 1999.

  The prices we charge our customers for international wholesale and retail services may also decrease in the future due to:

  . the provision of international telecommunications services via non-traditional means (including the Internet); and

  . recent technological advances that permit increases in transmission capacity of communications networks, including the rapid growth of international circuit capacity due to the deployment of new undersea fiber optic cables and new high capacity satellite systems in the Atlantic, Pacific and Indian Ocean regions.

  As a part of our business strategy to focus on our other lines of business, we expect to handle less wholesale traffic in the future. This decrease in wholesale traffic, coupled with declining wholesale prices, will cause our wholesale business to become less profitable and generate less cash. We cannot assure you that our retail, VOIP, Internet and bandwith operations will generate sufficient profits and cash flow to offset these decreases. The failure of our other operations to generate sufficient profits and cash flow may have a material adverse effect on our business, financial condition or results of operations.

  Retail long distance prices have also recently decreased and are likely to continue to decrease due to increased competition and decreasing wholesale prices. We cannot assure you that we will be able to increase our retail traffic volume or reduce our operating costs sufficiently to offset retail price decreases. Our inability to do so may have a material adverse effect on our business, financial condition or results of operations.

  Prices for Internet services vary from country to country, but are generally declining. Internet pricing is very competitive, and in some cases, our competitors provide connectivity or co-location services for no charge. We cannot assure you that these events will not have a material adverse effect on our business, financial condition or results of operations.

  A decline in the price of undersea or land-based fiber optic capacity could impair our bandwidth services strategy and have a material adverse effect on our business, financial condition or results of operations. Factors that could result in a price decline include availability of capacity and technological innovations that increase the capacity of a particular system and provide alternative communications technologies.

  Managing Rapid Growth--If we are unable to manage the demands that come with rapid growth, we may be unable to compete successfully in the future.

  We are experiencing a period of rapid growth, which we expect to continue to place a significant strain on our management and our operational and financial resources. In order to manage our growth effectively, we must continue to:

  . accurately forecast demand for use of our network to optimize its usage in order to avoid insufficient or excessive transmission facilities, network capacity or disproportionate fixed expenses;

  . implement and improve our operational and financial systems and controls;
    and

  . expand, train and manage our employee base.

  If we do not have sufficient facilities to handle all of our traffic on a given route, the overflow traffic is handled by other international carriers on a minutes-of-use basis. We cannot predict at this time whether the quality of these services will be satisfactory to us and our customers. Additionally, we generally incur higher costs to handle overflow traffic.

  Our accounting systems and policies have been developed as we have experienced significant growth. We cannot assure you that they will be adequate to support our future operations. If we are not able to manage our growth effectively, maintain the quality of our services and diversify our services quickly and effectively, then our ability to achieve our business plan may be materially and adversely affected.

  Risks of Reduced Profitability--We may experience lower earnings due to substantial investments in network facilities and the expansion of our Internet operations.

  The development of network facilities entails prior planning and the incurrence of significant costs prior to generating any revenues from such facilities. Our planning, in large part, is based upon our expectations concerning future revenue growth and market developments. As we expand our network, our cost of services will increasingly consist of fixed costs arising from the ownership and maintenance of our switches and undersea fiber optic cables. Cost increases and a decrease in our operating margins may occur in the short-term, resulting in lower earnings. If we handle less traffic or otherwise fail to make optimal use of our network, our gross margin could decline significantly, which could have a material adverse effect on our business, financial condition or results of operations.

  The construction of undersea and land-based cable facilities is ongoing and time sensitive. Our business plan for the expansion of our network is based in large part upon our expectations as to the construction costs and availability of the Japan-U.S. and TAT-14 undersea cable systems which are currently under construction. If construction costs of these systems exceed expectations or if planned cable system marketing efforts do not succeed, we will be required to contribute additional capital to fund these cable systems. If these cable systems are not available for service on a timely basis, whether due to construction delays or otherwise, the delay in receipt of revenues and the obligation to provide services from other sources, perhaps at increased costs (or risk of certain customers terminating their arrangement with us), could have a material adverse effect on our business, financial condition or results of operations.

  The terms of our cable system consortium arrangements, including the Japan-U.S. and TAT-14 undersea cable systems, contain various obligations for which we are responsible, including the payment of annual operating and maintenance costs, compliance with operating and other technical standards and restrictions as to the use, assignability and sale of capacity. If due to disputes, breaches or otherwise, the cable facilities provided for in such arrangements are not available to us, it would have a material adverse affect on our business, financial condition or results of operations.

  The expansion of our Internet operations also will require substantial investment in equipment, personnel and sales and marketing efforts, and may involve substantial expenses that are not now anticipated. We expect that these investments will decrease our profitability in the short-term.

  Risks from Internet Operations--We may not be able to successfully grow our Internet operations.

  Our success in our Internet operations will depend on several factors, including our ability to:

  .  expand into the Internet business;

  .  negotiate peering agreements with other Internet providers;

  . achieve the "critical mass" necessary for success as an Internet company;

  . compete successfully and earn profits in an increasingly competitive and price sensitive Internet marketplace;

  . identify data center sites and install facilities in a timely and cost-effective manner;

  .  win customers from established vendors;

  .  develop or acquire leading technologies;

  .  obtain the necessary capital to finance business development;

  . hire network, customer support, sales and marketing personnel to implement and manage our Internet operations; and

  . comply with a growing number of domestic and foreign legal and regulatory requirements affecting Internet providers and their customers.

  The expansion of our Internet operations will require us to expend substantial resources for the lease and build out of data centers, purchase of equipment and hiring of network, customer support, sales and marketing personnel. We also may make significant investments in sales and marketing and the development of new services as we expand our Internet operations. These investments will impose a substantial strain on our financial resources and could impair our ability to pay interest and principal on the notes. We cannot assure you that we will be able to successfully grow our Internet operations, that our Internet operations will become profitable or that we will remain in the Internet market. We are unable to predict the impact that existing or future laws governing the Internet may have on our business.

  Risks from VOIP Operations--We may not be able to successfully develop our VOIP operations.

  If the market for Internet telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations may be materially and adversely affected.

  Our customers may be reluctant to use our VOIP services for a number of reasons, including:

  . perceptions that the quality of voice transmitted over the Internet is low;

  . perceptions that Internet telephony is unreliable; and

  . our inability to deliver traffic over the Internet with significant cost advantages.

  The growth of our business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. If the volume of international voice and fax traffic fails to increase, or decreases, and our customers do not employ our network, our VOIP operations will not be profitable, which may materially and adversely affect our business, financial condition and results of operations.

  We cannot assure you that end-users will continue to purchase services from our customers or that our customers will maintain a demand for our services.

  Our VOIP operations may become subject to regulation in the future. If VOIP is regulated in a manner similar to traditional telephony, our VOIP operations may be burdened and any cost advantages provided by VOIP may be eliminated. We are unable to predict whether, and to what extent, VOIP will be regulated and the impact such regulation may have on our business.



  Competition--We operate in highly competitive business sectors and compete with many larger and better capitalized companies.

  The international telecommunications industry is highly competitive. International telecommunications providers compete on the basis of:

  .  price;

  .  customer service;

  .  transmission quality;

  .  breadth of service offerings; and

  .  value-added services.

In addition, competition may increase due to deregulation of the telecommunications industry in offshore markets.

  The wholesale and retail telecommunications, bandwidth and Internet markets tend to be dominated by companies much larger than we are with financial and network resources that far exceed ours. The wave of consolidation sweeping through the telecommunications industry may increase the competition we face.

  Competition would further intensify if the Regional Bell Operating Companies, sometimes called "RBOCs," are permitted to offer long distance services. Any significant increase in competition could have a material adverse effect on our business, financial condition or results of operations.

  Sufficiency of Our Network--We must be able to expand and adapt our network infrastructure.

  We must continue to expand and adapt our network as the number of customers we serve grows, our service portfolio expands and technology advances. If we are unable to expand and adapt our network infrastructure, we may lose customers. Furthermore, we only recently have deployed our Internet services. Accordingly, it is difficult to determine if our network will be able to handle, connect and manage large numbers of users at high transmission speeds. We may not be able to provide our customers with the increasing levels of data transmission capacity they may require for a number of reasons, such as our possible inability to raise the funds needed to develop the network infrastructure to maintain adequate data transmission speeds or our inability to obtain additional network capacity. We may encounter unforeseen circumstances that could require us to incur additional costs or to delay necessary network upgrades. We may experience equipment or software incompatibility, among other things, if we upgrade our network to increase its capacity. This may cause delays in our attempts to expand or improve our services.

  Technological Advances--Technological advances could impact our competitive position.

  The communications industry is experiencing a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing fiber optic transmission capacity. The technologies being developed or already introduced include:

  . fiber optic cable systems having capacity far in excess of our current network capacity;

  .  satellite-based systems, such as the INTELSAT and PanAmSat systems;

  . equipment utilizing the Internet for international telecommunications and data communications;

  . digital wireless communications systems such as personal communications services;

  .  broadband multimedia applications; and

  .  digital subscriber line technology.

Any of these technologies could render some of our facilities obsolete or no longer cost-effective.

  We are unable to predict which of the many possible future products and service offerings will be important to maintain our competitive position or what expenditures will be required to develop and provide those products and services.

  Dependence on Operating Agreements With Foreign Partners--Termination of our operating agreements or our inability to enter into operating agreements in the future could materially and adversely affect our ability to compete in foreign countries.

  We rely on operating agreements with foreign partners to terminate telecommunications traffic in, and receive return telecommunications traffic from, foreign countries. These operating agreements are generally for an unspecified term in accordance with industry practice. Many of our foreign partners have invested with us in our digital undersea fiber optic cable systems to assure long-term telecommunications access between their countries and the United States. While we have been successful in negotiating and maintaining these operating agreements, the trend toward deregulation of telecommunications in many countries and a significant reduction in outgoing traffic carried by us, among other things, could cause foreign partners to terminate their operating agreements or cause these operating agreements to have substantially less value to us. Termination of some of these operating agreements could have a material adverse effect on our business, financial condition or results of operations.

  We cannot assure you that we will be able to enter into additional operating agreements in the future. In some countries that have a monopoly carrier or very few competing carriers, it may be difficult for us to negotiate operating agreements for the termination of traffic on reasonable terms and at acceptable rates, if at all. In addition, when there are very few carriers available to terminate traffic in a given country, the transmission quality provided in that country may be unacceptable, in which case, in order to terminate traffic in that country, we would be required to find other carriers willing to terminate traffic or use alternative arrangements that may be more costly. The failure to enter into these types of additional operating agreements could limit our ability to increase our revenues on a profitable basis.

  Dependence on Availability of Transmission Facilities--We may not be able to obtain the additional bandwidth capacity that we need on a timely basis, or at all, in order to implement our business plan.

  We need access to substantial amounts of additional bandwidth capacity in order to achieve our business plan. Our ability to obtain this capacity depends on many factors, several of which are beyond our control, including:

  . the formation of new fiber optic cable consortiums;

  . the ability of the consortiums to obtain financing, the necessary rights of way and regulatory and environmental approvals;

  . the availability of personnel and equipment to construct the cables; and

  . political and economic events in the countries involved.

  These events could preclude or delay the construction or the completion of facilities necessary for the achievement of our business plan and could have a material adverse effect on our business, financial condition or results of operations.

  System Security--We face risks associated with the security of our systems.

  Although we expect to design and implement a variety of network security measures, unauthorized access, computer viruses, accidental or intentional action and other disruptions could occur. In addition, we may incur significant costs to prevent breaches in security or to alleviate problems caused by breaches. Any breaches that may occur could result in liability to us, loss of existing customers and the deterrence of future customers.

  Change in Accounting Standards--A change in accounting standards has required us to change our timing of recognizing revenues.

  Effective June 30, 1999, the Financial Accounting Standards Board, ("FASB"), issued FASB Interpretation No. 43 "Real Estate Sales," ("FIN 43"), which affirms that sales of "integral equipment" be accounted for in accordance with real estate accounting rules as previously set forth in FASB No. 66. The application of FIN 43 has resulted in the classification of undersea and land-based fiber optic cables and related equipment as "integral equipment" as defined in FIN 43. This change in the accounting for indefeasible rights to use ("IRUs,)" fiber optic capacity does not change the timing or amount of cash proceeds or network assets we expect to receive under the commitments we have made to sell or lease bandwidth capacity. It requires us, however, to recognize the revenue from some agreements as operating leases over the lives of the agreements as opposed to the industry practice prior to the adoption of FIN 43, under which revenues were recognized during the period in which initial access to the capacity was provided. As a result, this change in accounting treatment reduces the revenues and income that we would recognize in the earlier years of the agreements and spreads it out over the lives of the agreements regardless of when the cash or network assets were received or initial access to the capacity was provided. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

  Risks of International Telecommunications Business--We have significant operations that are subject to risks of operating in foreign countries.

  We currently generate a substantial portion of our revenues by providing international telecommunications services to our customers in the United States and in six offshore markets. The international nature of our operations subjects us to certain risks, such as:

  . changes in foreign government regulations and telecommunications standards;

  . enforcement actions by government agencies charging that our foreign carrier arrangements are inconsistent with regulatory policy;

  .  changes in licensing requirements;

  .  changes in taxes;

  .  establishment of other trade barriers;

  .  ability to staff and manage our foreign operations; and

  .  political and economic instability in foreign nations.

  Our revenues and costs of long distance services are sensitive to:

  .  changes in international settlement rates;

  . differences in payment cycles between U.S. and foreign carriers;

  . changes in the ratios between traffic we deliver and traffic we receive;

  . foreign currency fluctuations; and

  . import and export regulations.

  In addition, our business could be adversely affected by a reversal in the current trend toward deregulation of foreign government-owned telecommunications carriers.

  If any dispute arises from our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts and may not be successful in having those disputes brought to court in the United States. We also may be hindered or prevented from enforcing our rights with respect to foreign governments because of the doctrine of sovereign immunity.

  We cannot assure you that the laws, regulations or administrative practices of foreign countries relating to our ability to do business in those countries will not change. Any such change could have a material adverse effect on our business, financial condition or results of operations. We will be increasingly subject to these risks as we proceed with the planned expansion of our international operations.

  Dependence on Key Personnel--Our success is significantly tied to the continued services of certain of our officers and other key personnel.

  We are dependent on the efforts of certain key personnel to successfully operate our business. These individuals include:

  . Howard A. Neckowitz, Chairman of the Board, President and Chief Executive Officer;

  . Gail E. Granton, Co-Chief Operating Officer, Global Marketing and Offshore Development and Secretary; and

  . Thomas J. Murphy, Co-Chief Operating Officer, Global Networks and IP
    Development.

as well as a group of employees with long-standing industry relationships and technical knowledge of our operations. The loss of the services of one or more of these individuals could materially and adversely affect our business and our future prospects.

  Risks Associated with Joint Ventures, Direct Investments and Acquisitions-- We may not be able integrate these investments successfully with our existing business.

  An important component in our business strategy is to expand through joint ventures, investments and acquisitions. This growth strategy depends on the continued availability of suitable strategic opportunities and subjects us to certain risks. Pursuing these transactions could place significant demands on our financial and management resources and potentially disrupt our ongoing business. Transactions also may require integration of business and network systems and other physical facilities and personnel. Difficulties in integration could cause system degradation, added costs and loss of employees and customers. We cannot assure you that we will be successful in overcoming these risks or other problems in connection with future transactions.

  Government Regulation--We are subject to telecommunications regulation in the United States and in foreign countries, and the manner in which such regulation is interpreted or enforced could materially impact our business.

  As an international and U.S. domestic telecommunications company, we are subject to varying degrees of regulation in the United States at the federal and state level and in each of the other jurisdictions in which we provide our services. Interpretation and enforcement of these laws and regulations vary widely, can be unpredictable, and may be subject to the informal views of government officials that regulate telecommunications in each country. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear: (1) we may provide services or use transmission methods that violate U.S. or foreign laws or regulations; or (2) we may fail to obtain approvals or to file certain reports or other documents that may be required under such laws or regulations.

  If we are found to be in violation of applicable laws and regulations or if our interpretation of such laws and regulations proves incorrect, we could be subject to enforcement actions or lose, or be unable to obtain, regulatory approvals necessary to provide certain services or to use certain transmission methods. We cannot assure you that we will not be subject to fines, penalties or other sanctions, including being denied the ability to offer products and services, as a result of any violations, regardless or whether such violations are corrected. In addition, we cannot assure you that future U.S. or foreign regulatory, judicial and legislative actions or changes will not impair our operations, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable regulations. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

  Operating Results Subject to Significant Fluctuations--Our quarterly operating results are subject to variation, which could cause us not to meet the expectations of securities analysts, and should not be relied upon as an accurate indicator of our overall performance.

  Our quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations.

  Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future. These fluctuations could cause our reported results to fall short of the expectations of securities analysts and investors for such quarter, which could have a material adverse effect on the market price of the notes, the warrants or our common stock. Factors that could lead to such fluctuations include capital costs, the introduction of new products and services, problems associated with entering new lines of business and announcements about us or our competitors. Additional factors that may contribute to variability of operating results include:

  .  the pricing and mix of services we offer;

  .  our customer retention rate;

  .  changes in pricing policies and product offerings by our competitors;

  .  growth in demand for network and Internet access services;

  .  one-time costs associated with acquisitions and regional consolidation;

  .  general telecommunications services' performance and availability; and

  .  other factors discussed in these risk factors.

  Our revenues in any given period can vary due to factors such as:

  . delays or difficulties in the development of new products or programs or in the integration of business and network systems and other physical facilities and new management personnel;

  . technical difficulties with or failures of portions of our network that impact our ability to provide services to or bill our customers;

  .  demand for and market acceptance of our Internet services;

  .  capacity utilization of our Internet service exchange facilities;

  .  the ability to maintain or increase peering relationships; and

  .  changes in our pricing policies and those of our competitors.

  In response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition or results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance.

  Customer Concentration--Our business would be seriously impaired if we lost one or more of our significant customers.

  Our five largest customers accounted for approximately 29.3% of our revenues for the twelve months ended December 31, 1999, and two of these customers collectively accounted for approximately 19.0% of our revenues for that period. Our operating and financial performance is currently dependent, in large part, upon our relationships with these customers. We cannot assure you that we will be able to maintain these relationships consistent with historical levels or at all.

  Online Service Liability--We may face liability and other risks as a result of information disseminated through our network.

  The law relating to the liability of Internet access, inter-connection and service providers for information carried by their networks is currently unsettled. It is possible that claims could be made against Internet access and inter-connection providers under United States, European Union or other foreign law for defamation, negligence, privacy, infringement, regulated content or under other legal theories. We carry general liability insurance, but it may not be adequate to compensate or cover us in the event that we become liable for information carried by our network. In addition, legislation has been recently passed, and continues to be proposed, that imposes liability for or prohibits the transmission over the Internet of certain types of information. The increased attention focused upon liability issues as a result of potential lawsuits, new laws and legislative proposals could impact the growth of Internet use.

  Anti-Takeover Provisions--Certain provisions of our charter, bylaws and Delaware law may discourage or impede a change of control.

  Our board of directors has the authority to cause us to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or actions by the stockholders. Our board of directors authorized for issuance 50,000 shares of preferred stock designated as

Series A Junior Participating Preferred Stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, a majority of our outstanding voting stock. Our board is divided into three classes, each of which comes up for election once every three years. As a result, it would not be possible for a person to take control of our board in one election. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control. Furthermore, certain provisions of our bylaws, including provisions that provide that the exact number of directors shall be determined by a majority of the board of directors, that vacancies on the board of directors may be filled only by a majority vote of the directors then in office, though less than a quorum, and that stockholder meetings may only be called by the board of directors or the chairman of the board, may have the effect of delaying or preventing a change in control, which could adversely affect the market price of our common stock. In addition, our stockholders rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. These provisions may discourage takeover bids for us.

  No Future Dividends--We have not paid dividends on our common stock and do not anticipate doing so in the foreseeable future.

  We have not paid dividends to date on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit facility and the Cisco vendor financing facility restrict our ability to pay dividends on our common stock. Future debt instruments may also contain provisions restricting our ability to pay dividends on our common stock.

ITEM 2. PROPERTIES

  Our principal offices are located in 36,400 square feet of space in Burlingame, California. We lease this space under agreements that expire in December 2003 and beyond. We also lease a total of approximately 40,000 square feet in the U.S. in New York, Los Angeles, Dallas, and Santa Ana, California for our telecommunications switching equipment and retail operations and 75,000 square feet of space in the United Kingdom, New Zealand, Russia, Japan, Germany, and Australia as sites for our offshore telecommunications switching facilities. In addition, we lease a total of approximately 50,000 square feet of space in the U.S., the United Kingdom, and Japan for our Internet operations. We believe that our facilities are adequate to support our current needs and that suitable additional facilities will be available, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  We are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of the proceedings cannot be ascertained, we do not expect that they will have a material adverse impact on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our shareholders during the fourth fiscal quarter of the fiscal year ended December 31, 1999.

                                  MANAGEMENT

Our Executive Officers

  The following sets forth the names and ages of each of our executive officers and the positions they hold:

                Name                Age                 Position
                ----                ---                 --------
 Howard A. Neckowitz..............  46  Chairman of the Board of Directors,
                                        President and Chief Executive Officer
 Gail E. Granton..................  44  Director, Co-Chief Operating Officer,
                                        Global Marketing and Offshore
                                        Development and Secretary
 Thomas J. Murphy.................  48  Co-Chief Operating Officer, Network
                                        Development and IP Services
 Robert F. Craver.................  57  Senior Vice President, International
                                        Relations
 Fred A. Weismiller...............  58  Executive Vice President, International
                                        Marketing
 Ronald D. Anderson...............  43  Senior Vice President, Operations and
                                        Engineering
 Sandra D. Grey...................  33  Chief Financial Officer and Vice
                                        President, Finance


  Set forth below is a brief description of the business experience of each of our executive officers.

  Howard A. Neckowitz has served as our President, Chief Executive Officer and Chairman of the Board since our inception in August 1991. From 1986 to 1991, Mr. Neckowitz served as a consultant to major U.S. and overseas telecommunications companies with respect to valuation and due diligence processes for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operations in various countries. Mr. Neckowitz served from 1982 to 1986 as Director, International Services, at GTE Sprint, where he founded and developed GTE Sprint's international services operation. In this position, he was responsible for feasibility analyses supporting GTE Sprint's entrance into the international switch service market. From 1977 to 1982, Mr. Neckowitz worked at AT&T in its Overseas Department.

  Gail E. Granton became Co-Chief Operating Officer, Global Marketing and Offshore Development in March 1999. Prior to her promotion, Ms. Granton served as our Executive Vice President, International Business Development since our inception in August 1991. Ms. Granton has been our Secretary and a Director since our inception in August 1991. From August 1991 to August 1996, she served as our Chief Financial Officer. From 1986 to August 1991, Ms. Granton served as a consultant to major U.S. and overseas telecommunications companies, focusing on the valuation and due diligence process for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operation in various countries. From 1982 to 1986, Ms. Granton worked in the International Department of GTE Sprint as a Manager, International Business Development, reporting to Mr. Neckowitz.

  Thomas J. Murphy became Co-Chief Operating Officer, Network Development and IP Services in August 1999. Before that, he served as our Executive Vice President, Global Networks and Multimedia Services since August 1998. From 1992 to 1998, Mr. Murphy worked at Cable and Wireless U.S., a telecommunications company exclusively servicing the U.S. business market, where he served as the Chief Operating Officer. Mr. Murphy has extensive experience in telecommunications operational activities including facilities management, technical operations, network operations, project management and network planning. Mr. Murphy has worked in the telecommunications industry for over 20 years.

  Robert F. Craver has served as our Senior Vice President, International Relations since February 1994. Prior to joining us, Mr. Craver worked at GTE Hawaiian Telephone Co., Inc. from 1987 to 1994. While at GTE Hawaiian Telephone, Mr. Craver directed that company's international program as Director of International Services. Mr. Craver has also held international positions at Sprint and AT&T, for a total of more than 21 years of experience in the international telecommunications industry. Mr. Craver has extensive experience in international negotiations with foreign partners and has served as an officer of the Pacific Telecommunications Council.

  Fred A. Weismiller has served as our Executive Vice President, International Marketing since he joined us in November 1994. Mr. Weismiller's responsibilities include developing foreign-based customers for basic international long distance and IP-based services. From 1991 to 1994, Mr. Weismiller served as Managing Director and Executive Director, Sales and Marketing at Telecom New Zealand. Mr. Weismiller has 30 years of experience in international and domestic telecommunications management, including 20 years with AT&T, where his final assignment was in Hong Kong as the Managing Director of the AT&T Regional Technical Center.

  Ronald D. Anderson has served as our Senior Vice President, Operations and Engineering since December 1992. From 1986 to 1992, Mr. Anderson served in a similar position with TRT International, Inc., an international telecommunications carrier that has since been acquired by MCI WorldCom. Mr. Anderson has more than 16 years of experience in domestic and international telecommunications engineering and operations, with significant experience in international signaling and transmission for cable and satellite, PTT technical interface and bilateral technical negotiations.

  Sandra D. Grey has served as our Chief Financial Officer and Vice President, Finance since August 1996. From 1989 to 1996, Ms. Grey worked for Telecom New Zealand, the primary provider of telecommunications services in New Zealand, where she was Chief Financial Officer of its international subsidiary. Ms. Grey has more than eight years experience in the international telecommunications industry. Ms. Grey has resigned her position to join another company. We expect to name her successor shortly.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Common Shares were initially offered to the public on July 19, 1996, at a price of $12.00 per share. The Common Shares are quoted on the NASDAQ National Market under the symbol "PGEX."

  The following table sets forth, for the periods indicated, the high and low sales prices for the Common Shares as reported by the NASDAQ National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                 High     Low
                                                                ------- -------
   Quarter ended March 31, 1998................................ $57.875 $43.188
   Quarter ended June 30, 1998................................. $60.750 $38.875
   Quarter ended September 30, 1998............................ $46.750 $26.500
   Quarter ended December 31, 1998............................. $49.250 $23.250
   Quarter ended March 31, 1999................................ $47.563 $22.500
   Quarter ended June 30, 1999................................. $42.875 $26.375
   Quarter ended September 30, 1999............................ $31.000 $14.000
   Quarter ended December 31, 1999............................. $24.375 $15.438

  As of March 27, 2000, there were 142 holders of record of our Common Shares.

  We have never paid cash dividends on our Common Stock and have no plans to do so in the foreseeable future. We intend to retain earnings to develop and expand our business.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1999, have been derived from our audited consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                         Year Ended December 31,
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  --------  -------
                                (In thousands, except per share amounts)
Statement of Operations Data:
Revenues...................... $604,591  $466,291  $298,609  $162,426  $76,416
Cost of long distance
 services.....................  516,671   393,640   254,076   140,340   66,346
                               --------  --------  --------  --------  -------
  Gross profit................   87,920    72,651    44,533    22,086   10,070
Selling, general and
 administrative expenses......   62,865    36,791    21,416    11,113    5,467
Depreciation and
 amortization.................   14,691     8,713     5,417     2,044    1,124
                               --------  --------  --------  --------  -------
Operating income..............   10,364    27,147    17,700     8,929    3,479
Other (income) expense, net...   (1,090)   (1,132)     (126)      129      --
Interest (income) expense,
 net..........................     (923)   (2,292)   (2,009)     (885)     538
                               --------  --------  --------  --------  -------
  Income before income taxes..   12,377    30,571    19,835     9,685    2,941
Provision for income taxes....    4,332    10,635     7,338     3,877    1,155
                               --------  --------  --------  --------  -------
  Net income.................. $  8,045  $ 19,936  $ 12,497  $  5,808  $ 1,786
                               ========  ========  ========  ========  =======
  Net income per share--
   diluted.................... $   0.41  $   0.97  $   0.64  $   0.34  $  0.12
                               ========  ========  ========  ========  =======
Weighted average number of
 common shares outstanding--
 diluted......................   19,772    20,495    19,497    16,872   14,535
                               ========  ========  ========  ========  =======

                                      Year Ended December 31,
                         ----------------------------------------------------
                            1999        1998        1997      1996     1995
                         ----------  ----------  ---------- -------- --------
                          (In thousands, except revenues per minute of use
                                              amounts)
Other Operating Data:
EBITDA(1)............... $   25,055  $   35,860  $   23,117 $ 10,973 $  4,603
Capital expenditures.... $   69,644  $   49,611  $   36,725 $ 18,669 $  7,233
Minutes of use..........  2,465,003   1,635,285   1,025,649  563,495  252,925
Revenues per minute
 use.................... $     0.24  $     0.29  $     0.29 $   0.29 $   0.30
                                         As of December 31,
                         ----------------------------------------------------
                            1999        1998        1997      1996     1995
                         ----------  ----------  ---------- -------- --------
                                           (In thousands)
Balance Sheet Data:
Cash and cash
 equivalents............ $   27,189  $   30,041  $   43,850 $ 45,563 $  1,792
Working capital
 (deficit).............. $  (54,388) $   (7,649) $   14,541 $ 35,051 $ (6,412)
Total assets............ $  374,805  $  235,637  $  171,617 $103,816 $ 29,976
Stockholders' equity.... $  115,019  $  100,639  $   76,573 $ 62,472 $  2,891

--------
(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of our cash needs. EBITDA is a financial measure commonly used in our industry and should not be considered in isolation or as a substitute for net income, cash from operating activities, or other measures of liquidity determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note on forward-looking statements

  This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends," "may," "expects," "estimates," or other similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway", "we", "our", or "the Company") regarding our future operations or financial performance or related to our expectations regarding the telecommunications industry. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that the forward-looking statements will come true.

  Our revenues and results of operations and future developments in the telecommunications industry are subject to risks and uncertainties and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

    1. availability of financing on acceptable terms, conditions in the credit market and availability of additional equity on acceptable terms;

    2. difficulties that may be encountered in the development of bandwidth services, including construction delays, regulatory obstacles, contract disputes, or the lack or opportunities for additional bandwidth purchases;

    3. uncertainties in the growth of our retail operations and the development of our new business lines, such as our VOIP, bandwidth, and Internet operations, including uncertainties about the difficulty of integrating acquisitions, hiring appropriate personnel, and competitive conditions;

    4. the termination of operating agreements with other carriers or the inability to enter into additional operating agreements;

    5. inaccuracies in our forecasts of traffic;

    6. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable systems or in the feasibility, timing, or expense of building or leasing such facilities;

    7. loss of the services of key officers;

    8. loss of a customer that provides significant revenues;

    9. opportunities for, and problems relating from, the acquisition of other companies or facilities;

    10. changes in the ratios between the amount of telecommunication traffic that we deliver and the amount we receive from our foreign partners under our operating agreements and termination arrangements;

    11. Internet growth at slower rates than expected; or

    12. consolidation of our competitors within the telecommunications, bandwidth, or Internet industries.

  See "Risk Factors" included in Part I of this 10-K for additional reasons why the forward-looking statements may not be realized. The foregoing review of important factors, including those discussed in detail in this 10-K, should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

  Pacific Gateway Exchange was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. Since then, we have undertaken five strategic initiatives in response to regulatory and technological developments: (1) as foreign countries deregulated their telecommunications markets, we started offshore wholesale operations; (2) in response to technological innovation and consumer demand, we entered the market for retail services; (3) to participate in the growth of the Internet, in 1999, we began our Internet operations by providing connectivity and co-location services and it plans to provide other Internet services to the global Internet community; (4) to take advantage of the Internet as a medium of telephony, we recently began providing VoIP services to telecommunications carriers, ISPs, and other value-added service providers; and (5) to meet the growing global demand for high bandwidth fiber optic capacity, we have acquired significant interests in strategic, state-of-the-art undersea and land-based cable systems. We use the bandwidth capacity for our own operations in addition to selling, leasing, and exchanging it in opportunistic transactions.

  We expect our growth strategy to have a number of effects on our future results of operations. In particular, we expect to: (1) generate losses from our Internet services business as a result of substantial start-up costs;
(2) receive substantial cash proceeds from sales or leases of bandwidth capacity; (3) incur increased interest costs attributable to indebtedness; and
(4) incur increased administrative expenses as we pursue strategic and financing alternatives to address liquidity. As a result of our success in expanding our service offerings, we are de-emphasizing our wholesale selling efforts. Therefore, we expect; (1) lower future revenues and gross profits from our wholesale telecommunications business; (2) revenues from our retail and VoIP services to partially offset our decreased wholesale revenues in 2000 and fully offset them in 2001 and beyond; and (3) gross profits from our retail operations and VOIP operations to fully offset our decreased wholesale gross profits in 2000 and beyond.

  Prior to 1999, our business consisted entirely of telecommunications operations. We managed our business in segments of wholesale, offshore, and retail telecommunication operations. As a result of the diversification of our business, we now manage our business in segments of telecommunications, Internet, and bandwidth services. The operating results of these segments are regularly reviewed by and are integral to management and its decision-making process. Financial information on our new operating segments is included in Note (12) entitled "Segment Data" in the Notes to the Consolidated Financial Statements.

  As described above, we derive our revenues from three operating segments: telecommunications, Internet, and bandwidth services. Our telecommunications revenues are based upon the number of minutes billable and recorded upon completion of a call. We derive telecommunication revenues from carrying a mix of wholesale and retail long distance traffic in the U.S. and offshore. We expect to increase our retail telecommunication revenues from internal growth through sales and marketing efforts focused on customers with significant international long-distance usage, including other telecommunications carriers, ethnic, and other retail customers and re-sellers, and by offering new products, such as bundled services. As it has done in the past, we plan to seek strategic acquisitions that expand our customer base and increase our market share.

  Prices in the long distance industry have decreased in recent years and, as competition continues to increase, we believe that prices are likely to continue to decrease. In addition, as deregulation accelerates and competition increases in offshore markets, our revenues per minute are likely to be adversely impacted. We believe that such decreases in prices will be offset by increased telecommunications usage.

  Cost of telecommunications revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport, and terminate calls. The majority of our cost of telecommunication revenue is variable, based upon the number of minutes of use, with transmission and termination costs being our most significant expense. As we increase the portion of traffic transmitted over our owned or leased facilities, the cost of telecommunication revenue will be increasingly comprised of fixed costs. We seek to lower our cost of telecommunication revenue by:

  . optimizing the routing of calls over the lowest cost route;

  . increasing volumes on our owned lines;

  . negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others; and

  . continuing to expand our network to extend our global reach.

  We generally realize a higher average price per minute and gross margin on our international calls as compared to our domestic long distance services and a higher average price per minute and gross margin on our retail services as compared to our wholesale services. Although wholesale services generate a lower gross margin than retail services, they are an important part of our business because the high traffic volume of our wholesale customers improves the utilization of the network and allows for greater flexibility in negotiating rates from suppliers. Our overall average price per minute and gross margin may fluctuate based on our relative volume of international versus domestic long distance services, wholesale services versus retail services, and the proportion of traffic carried on our owned network versus resale of other carrier services.

  We began generating Internet service revenues in the third quarter of 1999. Internet revenues include service provider fees and web design revenues. In 1999, Internet service revenues accounted for 1% of our total revenues.

  We sell or lease bandwidth capacity on our global network. As of December 31, 1999, we had entered into agreements to sell or lease bandwidth capacity (including maintenance services) valued by the parties at $141.1 million. Of the $141.1 million, $30.0 million relates to operating and maintenance revenues to be received over the terms of the contracts (which is generally 20 years), $57.5 million consists of other cash proceeds that we expect to receive over time and the balance consists of network assets valued by the parties at $53.6 million to be delivered over time in exchange for bandwidth capacity. Of these amounts, we expect to receive cash proceeds, including operating and maintenance revenues of $15.4 million in 2000. The proceeds from these sales or leases will be used to fund the expansion of our network and to meet working capital requirements and other cash needs. The exchanged assets will provide us with a more extensive network to support our other operations. We are considering significant sales of fiber optic capacity to offset possible liquidity shortages in 2000.

  Effective June 30, 1999, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 43, "Real Estate Sales," ("FIN 43"), which affirms that sales of "integral equipment" be accounted for in accordance with real estate accounting rules as previously set forth in FASB Statement No. 66. The application of FIN 43 has resulted in the classification of undersea and land-based fiber optic cables and related equipment as "integral equipment" as defined by FIN 43. This change in the accounting for indefeasible rights to use ("IRUs") fiber optic capacity does not change the timing or amount of cash proceeds or network assets that we expect to receive under the commitments that it has made to sell or lease bandwidth capacity. It does, however, require us to recognize the revenue from some agreements as operating leases over the lives of the agreements as opposed to prior industry practice. Prior to the adoption of FIN 43, we recognized revenue during the period in which it provided initial access to the capacity.

  By way of example, if we enter into a 20-year IRU capacity agreement that provides for cash payments of $100 million, under prior industry practice, we would have recorded revenues of $100 million when it delivered the capacity. By contrast, in accordance with FIN 43, although we would still receive the cash payments of $100 million at the same time, we would recognize revenues of $5 million per year over the 20-year term of the agreement.

  Our selling, general, and administrative expenses are comprised primarily of salaries, commissions, occupancy costs, sales and marketing expenses, advertising expenses, administrative costs, and sales allowances. These expenses have been increasing significantly with the expansion of our operations into retail and Internet services. Management expects this trend to continue and believes that we will incur additional selling, general and administrative expenses to support the expansion of our operations into Internet services. The rapid expansion of our Internet operations will require significant additional personnel, which likely will affect our operating results.


  We expect that our increased capital investment activity in the future to affect our operating results in the near term due to increased depreciation charges and interest expense in connection with borrowings to fund such expenditures. These costs will be incurred in advance of the realization of the expected improvements in operating results from such investments.

  Although our functional currency is the United States dollar, a significant portion of our revenues are derived from sales and operations outside the United States. In the future, we expect to continue to derive a portion of our revenues and incur operating costs from our operations outside the United States and therefore changes in exchange rates may have an effect on our results of operations. We historically have not engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks.

  As a result of our liquidity issues, our auditors have included a going concern explanation to their opinion. See "Risk Factors" and "Liquidity and Capital Resources."

Results of Operations

  The following table sets forth income statement data as a percentage of revenues for the period indicated.

                                                            Year Ended
                                                           December 31,
                                                         ---------------------
                                                         1999    1998    1997
                                                         -----   -----   -----
Revenues................................................ 100.0 % 100.0 % 100.0 %
Cost of services and capacity sold......................  85.5 %  84.4 %  85.1 %
                                                         -----   -----   -----
  Gross profit..........................................  14.5 %  15.6 %  14.9 %
Selling, general and administrative expenses............  10.4 %   7.9 %   7.2 %
Depreciation and amortization...........................   2.4 %   1.9 %   1.8 %
                                                         -----   -----   -----
  Total operating expenses..............................  12.8 %   9.8 %   9.0 %
                                                         -----   -----   -----
Operating income........................................   1.7 %   5.8 %   5.9 %
Other (income) expense, net.............................  (0.1)%  (0.2)%   0.0 %
Interest (income) expense, net..........................  (0.2)%  (0.6)%  (0.7)%
                                                         -----   -----   -----
  Income before income taxes............................   2.0 %   6.6 %   6.6 %
Provision for income taxes..............................   0.7 %   2.3 %   2.4 %
                                                         -----   -----   -----
  Net income............................................   1.3 %   4.3 %   4.2 %
                                                         =====   =====   =====

 Year Ended December 31, 1999, Compared to the Year Ended December 31, 1998

  Revenues: Total revenues increased 29.7% to $604.6 million in 1999 from $466.3 million in 1998. The increase was a result of revenue growth in our telecommunications services and the introduction of our bandwidth and Internet services. Telecommunications revenues increased 28.1% to $597.4 million from $466.3 million in 1998. The increase resulted from an increase in minutes of use to 2.5 billion in 1999 from 1.6 billion in 1998. The increase in the number of minutes also resulted from the elasticity associated with decreasing prices, as the average price per minute charged to customers decreased to $0.24 in 1999, from $0.29 in 1998. Also contributing to the increase in the number of minutes was an increase in the number of retail customers primarily attributable to our acquisition of several retail businesses. Bandwidth revenues in 1999 were $6.6 million, representing sales of bandwidth capacity delivered to customers. Refer to the discussion above on the accounting treatment of revenue recognition of future sales and leases of bandwidth capacity. Internet revenues in 1999 were $0.6 million, attributable to the commencement of our Internet services in September 1999. There were no bandwidth or Internet revenues in 1998.

  Gross profit: Gross profit increased 21.0% to $87.9 million in 1999 from $72.7 million in 1998. Gross margin as a percentage revenues decreased to 14.5% in 1999, from 15.6% in 1998. Telecommunications gross profit increased 12% to $81.7 million in 1999 from $72.7 million in 1998. Increased competition continues to drive wholesale telecommunications prices downward resulting in decreased wholesale telecommunications gross margins. This decrease was partially offset by higher retail gross profit. Bandwidth gross profit was $5.8 million in 1999 due to the delivery of bandwidth capacity on our network. Future bandwidth gross profits will be impacted by the application of FIN 43, as discussed above. Internet gross profit was $0.4 million in 1999.

  Selling, general, and administrative expenses (SG&A): SG&A expenses increased 70.9% to $62.9 million in 1999 from $36.8 million in 1998. As a percentage of revenues, SG&A expenses were 10.4% in 1999, an increase from 7.9% in 1998. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in our wholly-owned subsidiaries to 386 at December 31, 1999, from 165 at December 31, 1998. In 1999, we hired retail back-office and telemarketing personnel supporting our increasing revenue base and additional personnel to support the commencement of our Internet services' business. We may expand these functions to increase future revenues and cash flows. In 1999, we also incurred $17.5 million in start-up and related costs for our Internet initiatives. In the near term, we expect to incur additional start-up costs to provide Internet services.

  Depreciation and amortization: Depreciation and amortization increased 68.6% to $14.7 million in 1999, from $8.7 million in 1998. Depreciation as a percentage of revenues was 2.4% in 1999 and 1.9% in 1998. The increase was primarily due to depreciation of additional telecommunications equipment acquired since December 31, 1998. Amortization of goodwill and software development costs also contributed to the increase. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems, the related back-haul facilities, and our Internet service equipment are placed in service.

  Interest: Interest income decreased to $0.9 million in 1999, from $2.3 million in 1998 due to decreased average cash balances. We had $22.7 million in average cash balances in 1999, compared to $33.6 million in 1998. In addition, we have capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." We will amortize the capitalized interest over the related asset's life.

  Income tax: Income taxes decreased 59.3% to $4.3 million in 1999, from $10.6 million in 1998, primarily due to decreased operating income. The effective tax rate increased to 35.0% in 1999 from 34.8% in 1998.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Revenues: Total revenues increased 56.2% to $466.3 million in 1998 from $298.6 million in 1997. The increase was primarily the result of growth in our U.S. wholesale, offshore and retail markets. U.S. wholesale revenues grew from $279.8 million in 1997 to $390.6 million in 1998. This growth is attributed to an increase in volume of traffic in the U.S. market and an increase in number of U.S. wholesale customers to 102 at December 31, 1998, from 90 at December 31, 1997. Our offshore operations in the UK, Russia, New Zealand, and Japan generated $55.7 million in revenue in 1998 compared to $17.7 million in 1997. Offshore operations began in 1997 with 35 customers at December 31, 1997, and grew to 61 customers at December 31, 1998. Retail services, which primarily provides international long distance services to certain ethnic markets, contributed $20.0 million to revenue in 1998 compared to $1.1 million in 1997. As a result of this growth, total minutes increased 59% from 1997 while the average price per minute charged to customers remained unchanged at $0.29. During 1998, we experienced price decreases; however, our average price per minute remained unchanged from 1997 because we were able to expand our operations in the offshore markets and diversify our operations to include retail services, both of which generally offer higher prices. The change in the terminating country mix with significantly different rates per minute, the reduction in the rates received for the traffic terminating in and transiting the United States and the increase in the incidental United States domestic terminating traffic are additional factors influencing the average price per minute.

  Gross profit: Gross profit increased 63.1% to $72.7 million in 1998 from $44.5 million in 1997. Gross margin as a percentage of revenues increased to 15.6% in 1998, from 14.9% in 1997, primarily due to the expansion of operations to include additional offshore markets and the diversification of operations to include retail services. The offshore and retail services contributed to gross margin by maintaining higher prices while utilizing our existing U.S. wholesale low-cost network and back-office systems. In addition, in the U.S. wholesale operations, we generally paid lower access rates to carriers terminating our traffic than we paid in 1997.

  Selling, general, and administrative expenses: SG&A expenses increased 71.8% to $36.8 million in 1998 from $21.4 million in 1997. As a percentage of revenues, SG&A expenses were 7.9% in 1998, an increase from 7.2% in 1997. This increase was due primarily to increased personnel as the number of employees at our wholly owned subsidiaries grew to 165 from 90 at December 31, 1997. In addition, we incurred increased sales commission expenses payable to our joint venture, PinTouch Telecom, which markets our retail services to the Filipino-American ethnic market.

  Depreciation and amortization: Depreciation and amortization increased 60.9% to $8.7 million in 1998 from $5.4 million in 1997 representing 1.9% of 1998 total revenues. The increase was primarily due to depreciation of the additional transmission facilities acquired in 1998.

  Interest income: Interest income increased 14.1% to $2.3 million in 1998 from $2.0 million in 1997. We had average cash balances of $34 million in 1998, compared to $30 million in 1997.

  Other (income) expense, net: Other income was $1.1 million in 1998, compared to $0.1 million in 1997. The increase was due to the equity earnings of our unconsolidated joint venture, PinTouch Telecom.

  Income tax: Income taxes increased to $10.6 million from $7.3 million, primarily due to increased operating income. However, the effective tax rate decreased to 34.8% in 1998 from 37% in 1997. The decrease in the effective tax rate was attributable to foreign subsidiaries' earnings, a portion of which we intend to reinvest indefinitely in operations outside the U.S.

Liquidity and Capital Resources

  We use our existing cash balances, cash provided by operating activities, existing lines of credit, and debt facilities to finance our operations.

  Net cash provided by operating activities increased to $30.4 million in 1999 from $28.9 million in 1998. This increase in cash provided by operating activities was primarily due to increased liabilities and deferred revenues, partially offset by increased accounts receivable balances. These increases resulted from our expansion.

  Net cash used in investing activities increased to $87.1 million in 1999, up from $52.9 million in 1998 and $36.5 million in 1997. Capital expenditures in 1999 totaled $69.6 million, compared to $49.6 million in 1998 and $36.7 million in 1997. The capital expenditures in 1999 were for undersea fiber optic cable and offshore transmission equipment, while capital expenditures in 1998 were primarily for transmission equipment. Capital expenditures in 1997 were primarily for domestic switches. In 1999, we invested a total of $17.4 million in cash to acquire retail businesses and an Internet service provider. Of the $17.4 million, we acquired: (1) telecommunications businesses for $15.0 million; and (2) Onyx Internet Ltd., a United Kingdom Internet service provider and Web designer, for $2.4 million in cash. In the first quarter of 1998, we acquired 16.66% of a Mexican multimedia company for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

  Net cash provided by financing activities was $53.9 million in 1999, $10.2 million in 1998, and $0.5 million in 1997. In 1999, we borrowed an additional $45.4 million under our credit facility (discussed below) and obtained $10.0 million in financing from GE Capital Corporation. We also received proceeds from the exercise of stock options and dividends from our equity investment in PinTouch.

  In November 1999, we obtained a one-year $100 million credit facility from Deutsche Bank Securities Inc and Banc of America Securities LLC. At December 31, 1999, we had $54.1 million in borrowings under our credit facility. At March 30, 2000, we had $75.6 million in borrowings under this facility.

  We were in default of certain provisions of this credit agreement, at December 31, 1999, and on subsequent dates. On March 31, 2000, we obtained a waiver of the defaults and an extension of the credit facility from April 1, 2000, to May 15, 2000. Pursuant to this waiver and extension: (1) the amount available for us to borrow will be reduced to $75.6 million, which is the amount currently outstanding; (2) the interest rate on our loans will increase from LIBOR +3.5% to Bank of America's reference rate +2.5%; and (3) the credit facility will be reduced to $50 million on May 15, 2000, which, will require us to pay approximately $25.6 million on or before that date. In addition, we will be responsible for certain fees and expenses of the banks, which we expect will initially be $450,000. We cannot assure you that we will be able to comply with the terms of the credit agreement as amended.

  If we default on our credit agreement, the banks have the right to immediately accelerate this indebtedness and foreclose on the assets that we have pledged as security. In addition, a default under this bank credit agreement would result in a cross default under our Cisco financing arrangement.

  In December 1999, we obtained $10.0 million in financing from GE Capital Corporation (GECC), to be used to finance our expansion and to meet our working capital needs. We plan to expand our financing with GECC.

  Also in December 1999, we obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation. The facility may be used to finance the purchase of Cisco Internet routers and related hardware and software. At December 31, 1999, we held no amount outstanding under this vendor financing.

  At December 31, 1999, we had outstanding commitments, due before December 31, 2000, of approximately $145.0 million. This includes the commitment to purchase undersea fiber optic cable in the Japan-US cable network for $55.6 million and in the TAT-14 cable system for $64.1 million. As part of our global network expansion, we plan to invest substantial amounts in back-haul facilities in Europe, Japan, and the U.S. Also, we committed to purchase the international retail division of NOSVA Limited Partnership in December 1999. The purchase price of $40.2 million is comprised of $21.0 million in cash and $19.2 million in our common stock. Pending regulatory approval, we expect to close the acquisition in the second quarter of 2000. In addition, we have experienced difficulty in making timely payments on our vendor invoices.

  In March 2000, a leading developer of Internet infrastructure software agreed to make an equity investment of up to $8 million in Onyx Networks, our Internet subsidiary, conditioned upon an equal amount being invested by other investors. In addition, our Internet subsidiary, Onyx Networks, committed to purchase approximately $28 million of software. These amounts are payable in monthly installments of varying length ranging from 15 to 24 installments, beginning June 1, 2000. We have guaranteed these payments.

  As of December 31, 1999, we had entered into agreements to sell or lease bandwidth capacity (including maintenance services) valued by the parties at $141.1 million, of which $30.0 million relates to operating and maintenance revenues to be received over the term of the contracts, which is generally 20 years. Of the $141.1 million: 1) we expect to receive cash proceeds over time of $87.5 million, of which we expect to receive $15.4 million in 2000; and 2) network assets valued by the parties at $53.6 million in exchange for our bandwidth capacity delivered over time.

  Additional financing arrangements are necessary to satisfy our capital requirements and the failure to obtain such arrangements could have a material adverse effect on our results of operation or financial condition. As a result of our liquidity situation, our auditors have included a going concern explanation to their audit report. To fund our planned capital requirements and operations, we are actively exploring several alternatives to fund or reduce our capital commitments, including: 1) public or private sales of our securities; 2) sales of fiber optic capacity; and 3) minority investments in Onyx Networks, our Internet subsidiary; or 4) a sale of one or more of our subsidiaries. The Company has engaged Salomon Smith Barney to provide financial advisory and investment banking services regarding possible strategic alternatives. In addition, Deutsche Bank Securities Inc. and Banc of America Securities LLC are providing assistance with respect to locating and identifying financing opportunities, including the possible initial public offering of the common stock of Onyx Networks, our Internet subsidiary. The timing and terms of any financing activities will be subject to market conditions and other factors beyond our control. There can be no assurance that such financing arrangements will be consummated.

Year 2000

  The "Year 2000" issue was the risk that our internal computer systems, network elements, software applications, and other business systems may not have properly reflected or recognized the year 2000. The expenses associated with our Year 2000 remediation program did not have a material effect on our operating results or financial condition in 1999. We experienced no significant Year 2000 related problems, however, there can be no assurance that and any loss incurred by any of our customers as a result of the Year 2000 problem will not have a material adverse impact on our financial condition or results of operations in the future.

Quarterly Results of Operations

  The following tables set forth statement of operations data for each of our last eight calendar quarters and the percentage of our revenues represented by each line item reflected therein. This information has been prepared on the same basis as the audited financial statements contained herein. In management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        Quarter Ended:
                          -----------------------------------------------------------------------------------------
                          Dec. 31,     Sept.     June 30,   March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                            1999      30, 1999     1999       1999        1998       1998        1998       1998
                          --------    --------   --------   ---------   --------   ---------   --------   ---------
                                      Restated   Restated   Restated
(In thousands, except
 per share amounts)
Revenues................  $154,415    $170,061   $139,586   $140,529    $126,414   $124,853    $109,952   $105,072
Cost of services and
 capacity sold..........   128,839     144,964    121,433    121,435     106,804    104,644      92,951     89,241
                          --------    --------   --------   --------    --------   --------    --------   --------
 Gross profit...........    25,576      25,097     18,153     19,094      19,610     20,209      17,001     15,831
Selling, general, and
 administrative
 expenses...............    21,620      17,317     12,759     11,169      10,327     11,612       7,290      7,562
Depreciation and
 amortization...........     4,781       3,785      3,344      2,781       2,395      2,209       2,146      1,963
                          --------    --------   --------   --------    --------   --------    --------   --------
 Total operating
  expenses..............    26,401      21,102     16,103     13,950      12,722     13,821       9,436      9,525
                          --------    --------   --------   --------    --------   --------    --------   --------
 Operating income.......      (825)      3,995      2,050      5,144       6,888      6,388       7,565      6,306
Other (income) expense,
 net....................       (44)       (299)      (524)      (223)        (14)    (1,712)        496         98
Interest (income)
 expense, net...........      (298)       (158)      (249)      (218)       (591)      (532)       (556)      (613)
                          --------    --------   --------   --------    --------   --------    --------   --------
 Income before income
  taxes.................      (483)      4,452      2,823      5,585       7,493      8,632       7,625      6,821
Provision for income
 taxes..................      (169)      1,558        988      1,955       2,470      2,980       2,740      2,445
                          --------    --------   --------   --------    --------   --------    --------   --------
 Net income.............  $   (314)   $  2,894   $  1,835   $  3,630    $  5,023   $  5,652    $  4,885   $  4,376
                          ========    ========   ========   ========    ========   ========    ========   ========
 Net income per share--
  diluted...............  $  (0.02)   $   0.15   $   0.09   $   0.18    $   0.25   $   0.29    $   0.25   $   0.22
                          ========    ========   ========   ========    ========   ========    ========   ========


                                      As a Percentage of Revenues for the Quarter Ended:
                          -----------------------------------------------------------------------------------------
                          Dec. 31,     Sept.     June 30,   March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                            1999      30, 1999     1999       1999        1998       1998        1998       1998
                          --------    --------   --------   ---------   --------   ---------   --------   ---------
                                      Restated   Restated   Restated
Revenues................     100.0 %     100.0 %    100.0 %    100.0 %     100.0 %    100.0 %     100.0 %    100.0 %
Cost of services and
 capacity sold..........      83.4 %      85.2 %     87.0 %     86.4 %      84.5 %     83.8 %      84.5 %     84.9 %
                          --------    --------   --------   --------    --------   --------    --------   --------
 Gross margin...........      16.6 %      14.8 %     13.0 %     13.6 %      15.5 %     16.2 %      15.5 %     15.1 %
Selling, general, and
 administrative
 expenses...............      14.0 %      10.2 %      9.1 %      7.9 %       8.2 %      9.3 %       6.6 %      7.2 %
Depreciation and
 amortization...........       3.1 %       2.2 %      2.4 %      2.0 %       1.9 %      1.8 %       2.0 %      1.9 %
                          --------    --------   --------   --------    --------   --------    --------   --------
 Total operating
  expenses..............      17.1 %      12.4 %     11.5 %      9.9 %      10.1 %     11.1 %       8.6 %      9.1 %
                          --------    --------   --------   --------    --------   --------    --------   --------
 Operating income.......      (0.5)%       2.4 %      1.5 %      3.7 %       5.4 %      5.1 %       6.9 %      6.0 %
Other (income) expense,
 net....................       0.0 %      (0.2)%     (0.4)%     (0.1)%       --  %     (1.4)%       0.5 %      0.1 %
Interest (income)
 expense, net...........      (0.2)%      (0.0)%     (0.1)%     (0.2)%      (0.5)%     (0.4)%      (0.5)%     (0.6)%
                          --------    --------   --------   --------    --------   --------    --------   --------
 Income before income
  taxes.................      (0.3)%       2.6 %      2.0 %      4.0 %       5.9 %      6.9 %       6.9 %      6.5 %
Provision for income
 taxes..................      (0.1) %      0.9 %      0.7 %      1.4 %       2.0 %      2.4 %       2.5 %      2.3 %
                          --------    --------   --------   --------    --------   --------    --------   --------
 Net income.............      (0.2) %      1.7 %      1.3 %      2.6 %       3.9 %      4.5 %       4.4 %      4.2 %
                          ========    ========   ========   ========    ========   ========    ========   ========

  The results of operations and statements of financial position as previously reported in the Company's interim 1999 financial statements filed on Form 10-Q have been restated to reflect certain adjustments. The adjustments resulted from capitalization of certain expenses in incorrect quarters, inappropriate capitalization of expenses, and other adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our revenue and capital spending is transacted in U.S. Dollars. As discussed in the notes to the consolidated financial statements, our assets and liabilities outside the United States, for which the functional currency is not U.S. Dollars, are translated into U.S. Dollars. We transact business in British Pounds, New Zealand Dollars, Australian Dollars, Japanese Yen, and German Marks. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 1999, a near-term 10% increase or decrease would not have a material affect on our operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pacific Gateway Exchange, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in stockholders' equity present fairly, in all material respects, the financial position of Pacific Gateway Exchange, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in Item 14(a) of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has current debt which is due and payable in 2000 and also has significant future capital commitments that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

March 31, 2000
San Francisco, California

                         PACIFIC GATEWAY EXCHANGE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS

Current Assets:
Cash and cash equivalents..................................  $ 27,189  $ 30,041
Accounts receivable, net of allowance for doubtful accounts
 of $7,846 in 1999 and $4,312 in 1998......................   133,998    87,725
Prepaid expenses...........................................     1,065     1,244
Income taxes receivable....................................       --      1,358
Deferred income tax........................................     3,701     2,207
Other current assets.......................................     6,455     1,408
                                                             --------  --------
    Total current assets...................................   172,408   123,983
Property and equipment, net................................   169,187   103,047
Intangible assets, net.....................................    17,830     1,293
Deferred tax asset ........................................     2,227        78
Deposits and other assets..................................    13,153     7,236
                                                             --------  --------
    Total assets...........................................  $374,805  $235,637
                                                             ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable...........................................  $154,601  $118,303
Line of credit.............................................    54,100     8,700
Accrued liabilities........................................    13,156     4,193
Income taxes payable.......................................     4,279       --
Current portion of capital lease obligations...............       660       436
                                                             --------  --------
    Total current liabilities..............................   226,796   131,632
Equipment financing........................................    10,000       --
Deferred tax liability.....................................     5,850     1,963
Long-term portion of capital lease obligations.............       604        99
Other liabilities..........................................    16,536     1,304
                                                             --------  --------
    Total liabilities......................................   259,786   134,998
                                                             --------  --------

Stockholders' Equity:
Preferred stock ($.0001 par value; 5,000,000 shares
 authorized, no shares issued).............................       --        --
Common stock and additional paid-in capital ($.0001 par
 value; 70,000,000 shares authorized, 19,665,352 shares
 issued and 19,521,792 shares outstanding at December 31,
 1999; and 19,363,777 shares issued and 19,220,217 shares
 outstanding at December 31, 1998).........................    76,534    65,433
Deferred compensation-restricted stock.....................    (8,065)   (4,618)
Foreign currency translation...............................    (1,285)       34
Retained earnings..........................................    48,235    40,190
Common stock held in treasury, at cost (143,560 shares at
 December 31, 1999 and 1998)...............................      (400)     (400)
                                                             --------  --------
    Total stockholders' equity.............................   115,019   100,639
                                                             --------  --------
    Total liabilities and stockholders' equity.............  $374,805  $235,637
                                                             ========  ========

          See accompanying Notes to Consolidated Financial Statements

                         PACIFIC GATEWAY EXCHANGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Revenues........................................ $604,591  $466,291  $298,609
Cost of services and capacity sold .............  516,671   393,640   254,076
                                                 --------  --------  --------
    Gross profit................................   87,920    72,651    44,533
Selling, general, and administrative expenses...   62,865    36,791    21,416
Depreciation and amortization...................   14,691     8,713     5,417
                                                 --------  --------  --------
    Total operating expenses....................   77,556    45,504    26,833
                                                 --------  --------  --------
    Operating income............................   10,364    27,147    17,700
Interest income, net............................     (923)   (2,292)   (2,009)
Other income, net...............................   (1,090)   (1,132)     (126)
                                                 --------  --------  --------
    Income before income taxes..................   12,377    30,571    19,835
Provision for income taxes......................    4,332    10,635     7,338
                                                 --------  --------  --------
    Net income.................................. $  8,045  $ 19,936  $ 12,497
                                                 ========  ========  ========
    Net income per share--basic................. $   0.42  $   1.05  $   0.66
                                                 ========  ========  ========
    Net income per share--diluted............... $   0.41  $   0.97  $   0.64
                                                 ========  ========  ========
Weighted-average number of common shares
 outstanding--basic.............................   19,282    19,071    18,960
                                                 ========  ========  ========
Weighted-average number of common shares
 outstanding--diluted...........................   19,772    20,495    19,497
                                                 ========  ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Operating Activities:
Net income......................................  $  8,045  $ 19,936  $ 12,497
Adjustments to net income:
  Depreciation and amortization.................    14,691     8,713     5,417
  Stock compensation expense....................     1,181       674       146
  Bad debt provision............................     4,558     2,146     2,173
  Equity in earnings of affiliated companies,
   net..........................................    (1,500)   (1,499)      --
  Changes in operating assets and liabilities:
    Accounts receivable.........................   (49,668)  (27,558)  (38,681)
    Accounts receivable, related party..........       --        --      3,066
    Prepaid expenses............................       255      (733)      306
    Income taxes receivable.....................     1,358       --        --
    Deferred tax asset..........................    (3,643)   (1,189)       88
    Other current assets........................    (1,854)      --        --
    Deposits and other assets...................      (906)   (1,830)   (1,430)
    Accounts payable............................    34,379    30,322    48,309
    Accrued liabilities.........................     5,104       460     2,429
    Income taxes payable (recoverable)..........     4,703    (2,325)     (462)
    Deferred tax liability......................     3,887     1,006       249
    Other liabilities...........................     9,782       791       150
                                                  --------  --------  --------
Net cash provided by operating activities.......    30,372    28,914    34,257
                                                  --------  --------  --------
Investing Activities:
Purchase of property and equipment..............   (69,644)  (49,611)  (36,725)
Investments in subsidiaries and affiliates......   (17,435)   (3,314)      222
                                                  --------  --------  --------
Net cash used in investing activities...........   (87,079)  (52,925)  (36,503)
                                                  --------  --------  --------
Financing Activities:
Borrowings on revolving line of credit..........    45,400     8,700       --
Equipment financing.............................    10,000       --        --
Debt issuance costs.............................    (3,193)      (57)      --
Exercise of stock options.......................     1,299     1,157      (209)
Dividends received from affiliated company......       966       900       742
Repayments on capital lease obligations.........      (617)     (498)      --
                                                  --------  --------  --------
Net cash provided by financing activities.......    53,855    10,202       533
                                                  --------  --------  --------
Net decrease in cash and cash equivalents.......    (2,852)  (13,809)   (1,713)
Cash and cash equivalents at beginning of the
 period.........................................    30,041    43,850    45,563
                                                  --------  --------  --------
Cash and cash equivalents at end of the period..  $ 27,189  $ 30,041  $ 43,850
                                                  ========  ========  ========
Supplemental data:
Common stock issued to acquired businesses .....  $  4,750  $  1,800  $    --
Value of cable exchanged........................  $  7,532  $    --   $    --
Assets acquired under capital leases............  $  1,006  $    631  $    610
Interest paid...................................  $  1,537  $    --   $    --
Income taxes paid during period.................  $    677  $ 12,067  $  7,841

          See accompanying Notes to Consolidated Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                     Comprehensive Income
                                                              ----------------------------------
                                                                                                   Treasury
                        Common Stock  Additional                Foreign             Accumulated      Stock
                        -------------  Paid-in     Deferred    Currency   Retained Comprehensive -------------
                        Shares Amount  Capital   Compensation Translation Earnings    Income     Shares Amount   Total
                        ------ ------ ---------- ------------ ----------- -------- ------------- ------ ------  --------
Balance December 31,
1996................... 19,040 $   2   $55,113     $   --       $   --    $ 7,757     $ 7,757     (144) $(400)  $ 62,472
 Stock options
 exercised.............    102   --        742         --           --        --          --       --     --         742
 Stock compensation
 expense...............    --    --        146         --           --        --          --       --     --         146
 Tax effect of stock
 options exercised.....    --    --        714         --           --        --          --       --     --         714
 Issuance of restricted
 stock.................     75   --      4,134      (4,134)         --        --          --       --     --         --
 Foreign currency
 translation...........    --    --        --          --             2       --            2      --     --         --
 Net income............    --    --        --          --           --     12,497      12,497      --     --         --
                                                                                      -------
 Comprehensive income..    --    --        --          --           --        --       12,499      --     --      12,499
                        ------ -----   -------     -------      -------   -------     -------     ----  -----   --------
Balance December 31,
1997................... 19,217     2    60,849      (4,134)           2    20,254      20,256     (144)  (400)    76,573
 Stock options
 exercised.............     89   --      1,100         --           --        --          --       --     --       1,100
 Stock compensation
 expense...............    --    --        194         480          --        --          --       --     --         674
 Tax effect of stock
 options exercised.....    --    --        524         --           --        --          --       --     --         524
 Issuance of restricted
 stock.................     25   --        964        (964)         --        --          --       --     --         --
 Issuance of common
 stock, for investment
 in company............     33   --      1,800         --           --        --          --       --     --       1,800
 Foreign currency
 translation...........    --    --        --          --            32       --           32      --     --         --
 Net income............    --    --        --          --           --     19,936      19,936      --     --         --
                                                                                      -------
 Comprehensive income..    --    --        --          --           --        --       19,968      --     --      19,968
                        ------ -----   -------     -------      -------   -------     -------     ----  -----   --------
Balance December 31,
1998................... 19,364     2    65,431      (4,618)          34    40,190      40,224     (144)  (400)   100,639
 Stock options
 exercised.............     90   --      1,299         --           --        --          --       --     --       1,299
 Stock compensation
 expense...............    --    --         94       1,087          --        --          --       --     --       1,181
 Tax effect of stock
 options exercised.....    --    --        424         --           --        --          --       --     --         424
 Issuance of restricted
 stock.................     67   --      2,408      (2,408)         --        --          --       --     --         --
 Issuance of options
 below market..........    --    --      2,126      (2,126)         --        --          --       --     --         --
 Issuance of common
 stock, for acquisition
 of Robo Tel, Inc......    144   --      4,750         --           --        --          --       --     --       4,750
 Foreign currency
 translation...........    --    --        --          --        (1,319)      --       (1,319)     --     --         --
 Net income............    --    --        --          --           --      8,045       8,045      --     --         --
                                                                                      -------
 Comprehensive income..    --    --        --          --           --        --        6,726      --     --       6,726
                        ------ -----   -------     -------      -------   -------     -------     ----  -----   --------
Balance December 31,
1999................... 19,665 $   2   $76,532     $(8,065)     $(1,285)  $48,235     $46,950     (144) $(400)  $115,019
                        ====== =====   =======     =======      =======   =======     =======     ====  =====   ========

         See accompanying Notes to Consolidated Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company and its Significant Accounting Policies

 Description of Business and Organization:

  Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company"), a Delaware corporation, owns and operates an international switched and domestic switched telecommunications network. The operations of Pacific Gateway include wholesale and retail long distance, Internet, and bandwidth services.

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, changes in government regulation, dependence on transmission facilities-based carriers and suppliers, price competition, and competition from larger industry participants.

  At December 31, 1999, the Company had $54.1 million outstanding under its $100 million credit facility. As discussed in Note 8 "Debt" and Note 16 "Subsequent Events," this credit facility must be reduced to $50 million on May 15, 2000, and the remainder is due and payable in November, 2000. At March 30, 2000, the Company had $75.6 million (unaudited) outstanding on its $100 million line of credit. Also as discussed in the Note 10 - "Commitments and Contingencies" the Company has approximately $145 million in capital commitments due in the next twelve months. The Company will require additional funding in order to meet these commitments and continue operations in the normal course of business. Historically, the Company has funded its operations primarily through positive operating cash flows. Management plans to pursue additional equity from new or existing investors, debt financing, or asset sales to refinance current outstanding debt, and fund future capital commitments. There is no assurance that management will complete its plans.

 Principles of Consolidation:

  Consolidated Financial Statements include the accounts of Pacific Gateway and its majority-owned and controlled subsidiaries in Bermuda, the United Kingdom, Russia, New Zealand, Australia, Japan, Germany, and Cyprus. The Company accounts for investments in 20% to 50%-owned companies and partnerships using the equity method. Intercompany transactions have been eliminated.

                         PACIFIC GATEWAY EXCHANGE, INC

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

 Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

 Fair Value of Financial Instruments:

  The fair value of financial instruments, consisting of cash, cash equivalents, accounts receivable, accounts payable, and the line of credit, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 1999 and 1998, the fair value of these financial instruments approximates carrying value.

 Concentration of Credit Risk:

  Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 1999 and 1998, the Company had bank deposits in excess of federally insured limits of $19.4 million and $22.9 million respectively. The Company's customer base includes domestic and international companies in the telecommunications industry. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables. The Company's allowance for doubtful accounts is based on current market conditions. Losses on uncollectible accounts have consistently been within management's expectations.

  For the year ended December 31, 1999, the Company derived 11% of its revenues from a single customer of $64.4 million. For the year ended December 31, 1998, there were no major customers that comprised ten percent or more of the Company's revenues. For the year ended December 31, 1997, the Company derived 10% of its revenues from a single customer of $31.0 million.

 Income Taxes:

  The Company accounts for income taxes in accordance with "Statement of Financial Accounting Standards" No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes current and

                         PACIFIC GATEWAY EXCHANGE, INC
deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

  Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

 Property and Equipment:

  Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The Company classifies costs incurred in connection with the construction of new property and equipment, including labor, as construction in progress until the property and equipment becomes operational. The Company capitalized $5.3 million and $3.2 million of direct labor and associated overhead in 1999 and 1998, respectively, exclusive of software development costs, discussed below. The Company capitalized no labor or overhead costs in 1997. In addition, the Company capitalizes the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company capitalized $2.1 million of interest in 1999. The Company capitalized no interest in 1998 or 1997. When the property and equipment becomes operational, the Company places it in service and depreciates it using the straight-line method over the estimated useful lives. The cost and related accumulated depreciation of assets sold or retired are removed from the account balance and any resulting gain or loss is reflected in results of operations.

  The Company invests in undersea fiber optic cable systems through the purchase of indefeasible rights of use ("IRU's") or through an ownership interest in cable construction consortia.

 Software Development Costs:

  In accordance with Statement of Position ("SOP") 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs related to its software developed for internal use for which it has no plans to market externally. The Company amortizes capitalized costs on a straight line basis over the estimated useful life of the asset, which is between four and seven years. The Company adopted SOP 98-1 in 1998 and capitalized $4.0 million and $1.5 million in 1999 and 1998, respectively.

 Intangible Assets:

  Intangible assets primarily include amounts allocated upon acquisitions of businesses of the excess purchase price over the tangible assets acquired. These assets are amortized on a straight-line basis over the expected period of benefit. Intangibles are amortized over periods that do not exceed 10 years.

  Costs associated with potential acquisitions are initially deferred. When an acquisition closes, the Company capitalizes the related costs as part of the purchase price of the assets acquired. For those acquisitions that are not completed, the Company expenses related costs in the period in which the related acquisition is abandoned.

 Debt Issuance Costs:

  Debt issuance costs are included in other current assets and are being amortized over the terms of the related debt.

                         PACIFIC GATEWAY EXCHANGE, INC

 Accounting for Business Combinations:

  The Company generally records contingent payments as additional purchase price and amortizes the payments over the estimated remaining useful life of the acquired assets.

 Long-Lived Assets:

  Statement of Financial Accounting Standards "SFAS" No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, then an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

 Revenue Recognition:

  Revenues for telecommunications and Internet services provided to customers are recognized as services are rendered. Revenues for return traffic received according to the terms of the Company's operating agreements with its foreign partners are recognized as revenue as the return traffic is received. Revenue attributable to leases of bandwidth fiber optic capacity pursuant to ("IRUs") that qualify for sales-type lease accounting and were entered into prior to June 30, 1999, are generally recognized at the time of delivery and acceptance of the fiber optic capacity by the lessee. Bandwidth fiber capacity IRU's that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease.

  The Company's bandwidth fiber capacity agreements generally require the customer to make a down payment due upon execution of the agreement with the balance due upon delivery and acceptance of the fiber. Amounts billed or cash received in excess of revenue earned are recorded as deferred revenue.

  The Company is obliged under its bandwidth capacity fiber agreements to maintain its network in efficient working order and in accordance with industry standards. The lessee is obligated for the term of the agreement to pay operating and maintenance costs. The Company recognizes this revenue as services are provided.

  For bandwidth fiber capacity agreements entered into prior to June 30, 1999, the Company determined the cost of revenue based on an allocation of the total estimated costs of the network to the fiber optic cable sold. The allocation takes into account the service capacity of the specific fiber optic capacity sold relative to the total expected capacity of the network.

  The Company is recognizing revenue in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43") and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." However, accounting practice and guidance with respect to the accounting treatment of bandwidth sales is evolving. Any changes in the accounting treatment could affect how the Company accounts for future bandwidth sales.

 Accounting for International Long Distance Traffic:

  The Company has entered into operating agreements with 44 telecommunications carriers in 28 countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the Federal Communications Commission (the "FCC"), whereby traffic from the foreign country is routed to international carriers, such as the Company,

                         PACIFIC GATEWAY EXCHANGE, INC
in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy that generally extends over a six-month period at an agreed upon rate. The Company records the amount due to the foreign partner as an expense in the period the traffic is delivered. Of the 44 agreements the Company had at December 31, 1999, 18 agreements provided that the Company generally must wait up to six months before it actually receives the proportional return traffic. In circumstances where the Company does not receive the return traffic due from the foreign partner at the end of the agreed-upon delayed return period, the Company and the foreign partner may agree to a settlement that compensates the Company for the return traffic not received, through greater return traffic in future periods, or a reduction to the Company's current accounts payable balance.

 Earnings Per Share:

  In accordance with SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period plus the dilutive effect of stock options determined using the treasury stock method.

  There were no adjustments to net income in the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998, or 1997. The reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share is as follows:

                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------  ------------  ---------
                                             (in thousands, except per share
                                                        amounts)
   1999
   Basic EPS:
     Income available to common
      stockholders........................   $ 8,045       19,282      $ 0.42
     Effect of dilutive stock options.....       --           490      $(0.01)
                                             -------       ------      ------
   Diluted EPS............................   $ 8,045       19,772      $ 0.41
                                             -------       ------      ------
   1998
   Basic EPS:
     Income available to common
      stockholders........................   $19,936       19,071      $ 1.05
     Effect of dilutive stock options.....       --         1,424      $(0.08)
                                             -------       ------      ------
   Diluted EPS............................   $19,936       20,495      $ 0.97
                                             -------       ------      ------
   1997
   Basic EPS:
     Income available to common
      stockholders........................   $12,497       18,960      $ 0.66
     Effect of dilutive stock options.....       --           537      $(0.02)
                                             -------       ------      ------
   Diluted EPS............................   $12,497       19,497      $ 0.64
                                             =======       ======      ======

                         PACIFIC GATEWAY EXCHANGE, INC

 Comprehensive Income:

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

(2) Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. To date, the Company does not currently hold any derivative instruments and does not engage in hedging activities. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations, or cash flow. The Company is required to adopt SFAS No. 133 on January 1, 2001.

  In June 1999, the FASB issued FIN 43. Under FIN 43, fiber optic cable is considered integral equipment and accordingly, a lease must include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease. FIN 43 applies to leases of integral equipment entered into after June 30, 1999.

  In November 1999, the SEC staff released Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" ("SAB 100"). SAB 100 provides interpretive guidance on how companies should account for and disclose certain expenses that are commonly reported in connection with exit activities and business combinations. SAB 100 also addresses contingent liabilities assumed in a purchase business combination and inventory valuation allowances. SAB 100 must be applied to the financial statements for financial years ending December 31, 1999. The Company does not believe that the adoption of SAB 100 will have a material affect on its financial results.

  In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the second quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on its financial results.

                         PACIFIC GATEWAY EXCHANGE, INC

(3) Income Taxes

  The provision for income taxes is comprised of the following:

                                                         Year Ended December
                                                                 31,
                                                        ------------------------
                                                         1999     1998     1997
                                                        -------  -------  ------
                                                            (in thousands)
   Current tax expense:
     Federal........................................... $ 3,356  $ 7,318  $5,737
     State and local...................................     246    1,664     986
     Foreign...........................................     487    1,835     279
                                                        -------  -------  ------
     Total current..................................... $ 4,089  $10,817  $7,002
                                                        =======  =======  ======
   Deferred tax expense:
     Federal........................................... $ 1,305  $  (242) $  265
     State and local...................................     252     (146)     71
     Foreign...........................................  (1,314)     206     --
                                                        -------  -------  ------
     Total deferred.................................... $   243  $  (182) $  336
                                                        -------  -------  ------
   Total provision..................................... $ 4,332  $10,635  $7,338
                                                        =======  =======  ======

  Undistributed earnings intended to be reinvested indefinitely in operations outside the United States were approximately $19.6 million.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows:

                                                            Year Ended December
                                                                    31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
   Expected statutory amount............................... 35.0 % 35.0 % 35.0 %
   State income taxes, net of federal benefit..............  3.2 %  3.2 %  3.8 %
   Tax exempt interest.....................................  --  %  --  % (0.5)%
   Undistributed earnings of certain subsidiaries.......... (3.7)% (5.0)% (2.5)%
   Other...................................................  0.5 %  1.6 %  1.2 %
                                                            ------ ------ ------
                                                            35.0 % 34.8 % 37.0 %
                                                            ====== ====== ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carry-forwards.

                         PACIFIC GATEWAY EXCHANGE, INC

  The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Deferred tax assets:
     Allowance for doubtful accounts............................. $3,131 $1,483
     State taxes.................................................    293    581
     Accrued compensation........................................    174    139
     Foreign deferred assets.....................................  2,054    165
     Other.......................................................    --     111
                                                                  ------ ------
   Total gross deferred tax assets............................... $5,652 $2,479
                                                                  ------ ------
   Deferred liabilities:
     Depreciation................................................ $4,627 $1,658
     Foreign deferred liabilities................................    947    371
     Other.......................................................    --     128
                                                                  ------ ------
   Total gross deferred tax liabilities.......................... $5,574 $2,157
                                                                  ------ ------
   Net deferred tax assets....................................... $   78 $  322
                                                                  ====== ======

(4) Property and Equipment

  The Company is currently expanding its communications network. Costs associated directly with the construction are capitalized and depreciated over their useful lives.

  Property and equipment consisted of:

                                                                December 31,
                                                 Depreciable  -----------------
                                                Lives (Years)   1999     1998
                                                ------------- -------- --------
                                                               (in thousands)
   Fiber optic cables..........................      20       $ 37,531 $ 34,663
   Long distance communications equipment......      5-7        84,433   48,710
   Computers and office equipment..............      4-7        16,725    9,352
   Leasehold improvements...................... Term of lease    8,332    2,004
   Construction in progress....................      --         12,605   13,587
   Cable construction in progress..............      --         40,782   12,066
                                                              -------- --------
                                                               200,408  120,382
                                                              -------- --------
   Less: accumulated depreciation..............                 31,221   17,335
                                                              -------- --------
     Total property and equipment, net.........               $169,187 $103,047
                                                              ======== ========

  Related depreciation and amortization expense was $13.8 million, $8.6 million, and $5.4 million in 1999, 1998, and 1997, respectively.

                         PACIFIC GATEWAY EXCHANGE, INC

(5) Acquisitions and Investments

  In 1997, the Company acquired a controlling interest in Rustelnet, a provider of enhanced telecommunications services to the Russian market. Under purchase accounting, the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition. The Company purchased Rustelnet for a nominal amount while it had cash balances of $0.3 million at the time. The fair value of net liabilities acquired in the acquisition was $0.2 million. The excess of purchase price over the estimated fair market value of $0.6 million has been allocated to goodwill. Goodwill is being amortized on a straight-line basis over a 10-year period. In connection with the acquisition of Rustelnet, the Company purchased Rustelnet shares from individual shareholders who are members of Pacific Gateway's management.

  In February 1998, the Company purchased 16.6% of the common stock of Ekonom S.A. de C.V., a Mexican multimedia company, for $3.3 million in cash and $1.8 million in the Company's common stock. The Company's investment in Ekonom is accounted for under the cost method.

  In 1998, the Company also acquired a retail business for approximately $0.8 million in cash. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $0.8 million, which will be amortized over 10 years.

  In June 1999, the Company acquired all of the retail customers and assets of Robo Tel, Inc. for $6.7 million, consisting of $1.8 million in cash and $4.8 million in the Company's common stock. As part of the acquisition, the Company recorded $0.9 million of accounts receivable and $0.6 million of accounts payable; under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $6.4 million, which will be amortized over 10 years.

  In the second half of 1999, the Company acquired two retail businesses for $8.0 million in cash. For one of the acquisitions, the Company expects to pay additional consideration based on earnings of the business acquired. Since the commitment is not yet determinable, the contingent consideration has not been recorded as of December 31, 1999. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $7.7 million, which will be amortized over 10 years. In connection with the acquisitions, the Company entered into management agreements, which provided the Company with effective control during the regulatory approval process. Pursuant to the terms of the agreements, the Company is responsible for managing the retail operations. The Company has recognized revenues in 1999 under the management agreements. The Company closed these two acquisitions in November and December 1999.

  In September 1999, the Company also acquired Onyx Internet, Ltd. for $2.7 million in cash. Onyx Internet serves small to medium sized business and residential customers throughout England and Scotland. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total intangible assets and goodwill of $2.4 million, which will be amortized over periods ranging from two to 10 years.

  In October 1999, the Company entered into a lease agreement with a third party that gave it effective control of a wholesale telecommunications business. The assets leased included long distance telecommunications equipment and wholesale telecommunications customers. Under the agreement, the Company leased the telecommunications network for two years. In consideration for the network lease, the Company paid $2.8 million in advance and is obligated to pay the net operating expenses of the acquired business for the term of the lease and manage the business during the term of the lease. It also purchased an option to buy the assets of the business for one dollar at the end of the lease term. The Company will pay combined consideration of $2.3 million, consisting of $1.3 million in our common stock and $1.0 million in cash in the year 2000 for the purchase option. In addition, it will pay future consideration based on the revenue generated by the business in

                         PACIFIC GATEWAY EXCHANGE, INC
the 24 months after the close of the transaction. During the twelve months ended December 31, 1999, the Company accrued consideration of $0.8 million, which has been recorded as goodwill and will be amortized over 7 years, which is the expected life of the network.

  In November 1999, the Company entered into agreements to acquire an additional retail business for $2.7 million. In consideration, the Company issued a $2.7 million promissory note bearing interest at 15% per annum due February 28, 2000. In addition, the Company pledged $5.4 million of its common stock as collateral. In connection with the acquisition, the Company entered into a management agreement, which provides the Company with effective control during the regulatory approval process. Pursuant to the terms of the agreement, the Company is responsible for the management and operation of the retail customer accounts. The Company has recognized revenues in 1999 under the management agreement. The acquisition is pending regulatory approval and the Company expects it to close in the second quarter of 2000. Consideration given in advance of the close is recorded in deposits and other assets.

  Also in November 1999, the Company entered into an agreement to acquire a retail business for $4.2 million in cash and the issuance of 60,000 shares of its common stock on the date of closing. In 1999, the Company made payments totaling $1.4 million towards the purchase price, which it recorded in deposits and other assets. In connection with the acquisition, the Company entered into a management agreement, which provides the Company with effective control during the regulatory approval process. Pursuant to the terms of the agreement, the Company is responsible for the management and operation of the customer accounts. The Company has recognized revenues in 1999 under the management agreement. The acquisition is pending regulatory approval and the Company expects it to close in the second quarter of 2000.

  In December 1999, the Company agreed to purchase the international retail division of NOSVA Limited Partnership. As a result of the acquisition, the Company expects to increase its number of ethnic retail customers and telemarketing employees through NOSVA's back-office operations in Las Vegas, Nevada. The purchase price of $40.2 million is comprised of $21.0 million in cash and $19.2 million in the Company's common stock. The Company expects to pay additional consideration based on earnings of the business acquired. As of December 31, 1999, the Company had made no payments. The Company paid $3.0 million in January 2000, and is obligated to pay $5 million at close, $8 million 90 days after closing, and $5 million 180 days after closing. Pending regulatory approval, the Company expects to close the acquisition in the second quarter of 2000.

(6) Intangible Assets

  Intangible assets consisted of:

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
                                                                 (in thousands)
   Goodwill..................................................... $17,590 $1,398
   Long-term non-compete agreement..............................     795    --
   Acquired intellectual property...............................     241    --
   Other........................................................     159    --
                                                                 ------- ------
                                                                  18,785  1,398
                                                                 ------- ------
   Less: accumulated amortization...............................     955    105
                                                                 ------- ------
     Intangible assets, net..................................... $17,830 $1,293
                                                                 ======= ======

                         PACIFIC GATEWAY EXCHANGE, INC

  Related amortization expense was $0.9 million, $0.1 million, and $0.0 million in 1999, 1998, and 1997, respectively. The increase in goodwill from 1998 to 1999 resulted from the acquisitions described in Note 5, Acquisitions and Investments.

(7) Equity Investment

  In 1997, the Company and Globe Telecom, a company operating in the Philippines, formed a joint venture, PinTouch Telecom, to market long distance services to the Filipino-American community. In accordance with the joint venture agreement, the Company receives 47.5% of PinTouch's net earnings. The Company has recognized equity in earnings of $1.5 million and $1.7 million in 1999 and 1998, respectively and received dividends of $1.0 million and $0.9 million in 1999 and 1998, respectively. PinTouch receives commission payments from the Company that represents the gross profit earned on referred business, net of allowance for doubtful accounts and billing and collection fees paid by the Company to third parties. PinTouch earns all of its commission revenues from the Company.

  Condensed financial information for PinTouch, which is unconsolidated and accounted for under the equity method:

                                                           For the Year Ended
                                                              December 31,
                                                           -------------------
                                                            1999   1998  1997
                                                           ------ ------ -----
                                                             (in thousands)
   Commission revenues.................................... $7,241 $7,148 $ 195
                                                           ------ ------ -----
   Operating income (loss)................................  3,155  3,515  (321)
                                                           ------ ------ -----
   Net income (loss)......................................  3,196  3,547  (321)
   Other partners' share of net income (loss).............  1,678  1,870  (169)
                                                           ------ ------ -----
     Company's share of net income (loss)................. $1,518 $1,677 $(152)
                                                           ====== ====== =====

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
                                                                (in thousands)
   Current assets (1).......................................... $ 4,246  $2,444
   Non-current assets..........................................      22      13
   Current liabilities.........................................  (1,211)   (600)
                                                                -------  ------
   Total equity................................................   3,057   1,857
   Other partners' equity share................................   1,621     973
                                                                -------  ------
     Equity investment......................................... $ 1,436  $  884
                                                                =======  ======

--------
(1) Current assets included $3.8 million and $2.0 million at December 31, 1999 and 1998, respectively, in commission revenues, net of allowance, due from Pacific Gateway.

(8) Debt

 Line of Credit

  In November 1999, the Company obtained a one-year $100 million credit facility from Deutsche Bank Securities Inc. and Banc of America Securities LLC. The credit facility agreement: (1) states that the Company would use up to $50 million of the net proceeds from any securities offering in which the Company receives gross proceeds of $150 million or more to repay the credit facility; and (2) requires a $50.0 million permanent

                         PACIFIC GATEWAY EXCHANGE, INC
reduction in the facility on or before April 1, 2000. As discussed in Note 16--"Subsequent Events," the date of the permanent reduction has been extended to May 15, 2000. Thereafter, the credit facility would provide a $50.0 million facility for the Company.

  At December 31, 1999, the Company had $54.1 million outstanding and $45.9 million available under this line of credit with an interest rate of 9.35% (LIBOR plus a margin). The line of credit, which expires on November 23, 2000, has financial covenants including a maximum ratio of debt to annualized operating cash flow of 3 to 1 and a minimum interest coverage ratio (ratio of operating cash flow to net interest expense) of 2.0 to 1.

  The Company did not comply with certain financial covenants at December 31, 1999, and received a waiver dated March 31, 2000, from its lenders, which waived covenant violations as of December 31, 1999. Subsequent to December 31, 1999, the Company did not comply with certain financial covenants. The Company has obtained a waiver for all covenant violations from January 1, 2000, to March 31, 2000. The Company expects to amend or refinance its debt agreement in the second quarter of 2000, although there is no assurance that it will be able to do so.

  At December 31, 1998, the Company had $8.7 million outstanding and $21.3 million available under its previous line of credit with an interest rate of 7.75%. The Company replaced its $30 million line of credit with the $100 million credit facility described above. The line of credit also had financial covenants including a maximum ratio of debt to annualized operating cash flow of 3 to 1 and a minimum interest coverage ratio (ratio of operating cash flow to net interest expense) of 2 to 1. The Company was in compliance with these covenants at December 31, 1998.

 Financing

  In December 1999, the Company obtained $10.0 million in financing from GE Capital Corporation (GECC), to be used to finance its rapid expansion and to meet its working capital needs. The Company used certain of its switching equipment as collateral for the 3 year financing arrangement, which is payable on a monthly basis. At December 31, 1999, the Company had $10.0 million outstanding, which bears interest at a fixed interest rate of 9.67%.

 Vendor Financing

  Also in December 1999, the Company obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation. The facility may be used to finance the purchase of Cisco Internet routers and related hardware and software. The facility expires in December 2000. Borrowings bear interest at an annual rate of LIBOR plus 3%. The Company also pays a commitment fee of 0.5% on any unused portion of the facility and an annual commitment fee of $50,000, which is due in quarterly installments. As of December 31, 1999, $15 million was available for future borrowings under this facility.

                         PACIFIC GATEWAY EXCHANGE, INC

(9) Other Liabilities

  The Company's other liabilities consisted of:

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
                                                                 (in thousands)
   Bandwidth commitment (1)..................................... $ 7,532 $  --
   Deferred bandwidth revenue...................................   5,324    --
   Customer advances............................................   1,733    --
   Other........................................................   1,947  1,304
                                                                 ------- ------
     Other liabilities.......................................... $16,536 $1,304
                                                                 ======= ======

--------
(1) The Company will settle this liability in kind with the delivery of bandwidth capacity to third parties as a part of the exchange transactions discussed in Note 11.

(10) Commitments and Contingencies

 Litigation

  The Company is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not expect that they will have a material adverse impact on the Company's financial position or results of operations.

 Leases

  The Company leases office space and equipment under noncancelable operating leases. Rent expense for 1999, 1998, and 1997 was $4.3 million, $1.3 million, and $1.0 million, respectively. The Company leases certain computer equipment under capital lease agreements; the leases have terms of three years with a minimum purchase price at the end of the leases. Leased capital assets included in property and equipment at December 31, 1999 and 1998, were $2.2 million and $1.2 million, respectively.

  Future minimum lease payments under noncancelable operating and capital leases as of December 31, 1999 were:

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
                                                                (in thousands)
   2000.......................................................  $ 5,341  $  660
   2001.......................................................    4,932     443
   2002.......................................................    4,958     353
   2003.......................................................    4,941     --
   2004.......................................................    2,176     --
   Thereafter.................................................    4,006     --
                                                                -------  ------
   Total minimum lease payments...............................  $26,354  $1,456
                                                                =======
     Amount representing interest.............................              192
                                                                         ------
     Present value of net minimum payments....................           $1,264
                                                                         ======
     Current portion..........................................           $  660
                                                                         ======

                         PACIFIC GATEWAY EXCHANGE, INC

 Employment Agreements

  The Company has entered into employment agreements with certain employees that provide that, in the event of a change in control, each of these employees would be entitled to severance following their resignation from the Company. Should such an event occur, the Company's aggregate obligation for severance would be approximately $6.0 million. Upon any such change in control, each of these individuals would also receive full vesting of any outstanding stock options.

 Purchase Commitments

  At December 31, 1999, the Company had outstanding commitments, due before December 31, 2000, of approximately $145.0 million. This includes the commitment to purchase undersea fiber optic cable in the Japan-U.S. cable network for $55.6 million and in TAT-14 cable system for $64.1 million. Also, the Company has committed to purchase the international retail division of NOSVA Limited Partnership in December 1999. The purchase price of $40.2 million is comprised of $21.0 million in cash and $19.2 million in the Company's common stock. Pending regulatory approval, the Company expects to close the acquisition in the second quarter of 2000.

 Sales Commitments

  As of December 31, 1999, the Company had entered into agreements to sell, lease, or exchange bandwidth capacity (including maintenance services) that represented 16% of the Company's interest in the Japan-US and TAT-14 cable systems.

(11) Cable Exchanges and Sales

  In April 1999, the Company agreed to exchange, in a non-monetary transaction, capacity on its Trans-Atlantic cable network for certain U.S. domestic fiber optic cables owned by Williams Communications Group, Inc. The Company took delivery of a portion of the capacity to be received (the "Delivered Capacity") in the third quarter. The value applied to the capacity was $7.5 million. In accordance with Accounting Principles Board Opinion No. 29 "Non Monetary Transactions" ("APB No. 29"), no gain has been recognized on this transaction.

  In the second quarter of 1999, the Company entered into agreements to provide 20 year IRUs to 10.7% of the capacity, which has been delivered to the Company. The Company recorded these transactions as sales type leases and recognized $6.5 million in revenues related to these transactions in 1999.

  As discussed in Note 1, "Significant Accounting Policies", sales or leases of bandwidth capacity entered into after June 30, 1999, are accounted for as operating leases. In the third quarter, the Company entered into an agreement to lease capacity under a 20-year IRU agreement. The Company delivered capacity and recorded revenue in the fourth quarter of $0.1 million for this lease. The Company has deferred revenues of $5.3 million.

(12) Segment Data

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

  Telecommunication services includes U.S. and offshore wholesale and retail services. U.S. wholesale provides international telecommunications services to: (1) U.S.-based carriers that originate international traffic,

                         PACIFIC GATEWAY EXCHANGE, INC
but do not have operating agreements with foreign carriers; (2) existing international carriers who terminate their overflow telecommunications traffic on its system; and (3) customers with smaller traffic volumes. Revenues from the Company's offshore wholesale operations is generated from country-specific, usage-sensitive rates charged to the Company's carrier customers and from traffic terminated in its international switching facilities. The Company operates switching facilities in the United Kingdom, Russia, Australia, Japan, New Zealand, and Germany. The Company provides retail international long distance services to the Filipino, Japanese, Chinese, Vietnamese, Russian, Korean, and Romanian-American communities.

  The Company has begun to sell excess bandwidth capacity on its global network. As discussed in Note 1, "The Company and its Significant Accounting Policies", future sales or leases of bandwidth capacity will be accounted for in accordance with FIN 43. The Company also exchanged bandwidth capacity for additional network facilities, which it will record as fixed assets.

  Lastly, the Company began generating Internet service revenues, including connectivity revenues, in the third quarter of 1999.

  Corporate and other includes cash, equity investments, and other miscellaneous current and non-current assets. These assets are not allocated to the three operating segments.

  The results of operations for the Company's operating segments for each of the three years ended December 31, were:

                               Telecom-
                              munication Bandwidth Internet  Corp./
                               Services  Services  Services   Other   Total
                              ---------- --------- --------  ------- --------
                                              (in thousands)
   1999
   Total sales...............  $679,709   $ 6,560  $    614  $   --  $686,883
   Inter-company.............   (82,292)      --        --       --   (82,292)
                               --------   -------  --------  ------- --------
   Revenues..................  $597,417   $ 6,560  $    614  $   --  $604,591
                               --------   -------  --------  ------- --------
   Depreciation..............  $ 14,457   $   --   $    234  $   --  $ 14,691
                               --------   -------  --------  ------- --------
   Operating income..........  $ 22,849   $ 4,644  $(17,129) $   --  $ 10,364
                               ========   =======  ========  ======= ========
   1998
   Total sales...............  $522,575   $   --   $    --   $   --  $522,575
   Inter-company.............   (56,284)      --        --       --   (56,284)
                               --------   -------  --------  ------- --------
   Revenues..................  $466,291   $   --   $    --   $   --  $466,291
                               ========   =======  ========  ======= ========
   Depreciation..............  $  8,713   $   --   $    --   $   --  $  8,713
                               ========   =======  ========  ======= ========
   Operating income..........  $ 27,147   $   --   $    --   $   --  $ 27,147
                               ========   =======  ========  ======= ========
   1997
   Total sales...............  $323,800   $   --   $    --   $   --  $323,800
   Inter-company.............   (25,191)      --        --       --   (25,191)
                               --------   -------  --------  ------- --------
   Revenues..................  $298,609   $   --   $    --   $   --  $298,609
                               ========   =======  ========  ======= ========
   Depreciation..............  $  5,417   $   --   $    --   $   --  $  5,417
                               ========   =======  ========  ======= ========
   Operating income..........  $ 17,700   $   --   $    --   $   --  $ 17,700
                               ========   =======  ========  ======= ========
   Total assets at December
    31, 1999.................  $261,381   $53,054  $  8,998  $51,372 $374,805
                               ========   =======  ========  ======= ========
   Total assets at December
    31, 1998.................  $192,179   $   --   $    --   $43,458 $235,637
                               ========   =======  ========  ======= ========

                         PACIFIC GATEWAY EXCHANGE, INC

  The Company sells to long distance international telecommunications companies, foreign partners and to retail customers. At December 31, 1999, the Company had 44 operating agreements with foreign partners and approximately 225 worldwide telecommunications customers, excluding U.S. retail customers. Total telecommunications revenues from external customers, including U.S. retail customers, by country for each of the three years ended December 31, were:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                            (in thousands)
   United States..................................... $455,158 $334,746 $216,286
   United Kingdom....................................   79,917   51,378   21,625
   Russia............................................   10,771   11,877    6,733
   Australia.........................................   14,387   10,988    6,377
   New Zealand.......................................   10,553    7,681    2,222
   Other.............................................   26,631   49,621   45,366
                                                      -------- -------- --------
   Total revenues.................................... $597,417 $466,291 $298,609
                                                      ======== ======== ========

  Revenues are attributed to countries based on the location of customer. Other includes revenues from customers located in countries that individually represented less than 2% of total revenues.

(13) Employee Benefit Plans

  In September 1995, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") which is intended to qualify under section 423 of the Internal Revenue Code. The Purchase Plan was not active for the years ended December 31, 1999, 1998, or 1997. Under the Purchase Plan, the Company reserved up to 400,000 shares of common stock for purchase by employees who meet certain eligibility requirements. Eligible employees may contribute up to 10% of their compensation to the Purchase Plan to purchase shares at 85% of the fair market value of the stock on the first or last day of each six-month offering period as defined in the Purchase Plan.

  The Company maintains a 401(k) plan pursuant to which eligible employees may accumulate savings on a tax-deferred basis. Each year the Company may make a discretionary profit sharing contribution to the 401(k) plan which will be allocated to the accounts of eligible employees who are employed on the last day of the year. The profit sharing allocation is made on a pro rata basis in proportion to the compensation of the eligible employees. The Company did not make a contribution in 1999, 1998, or 1997.

(14) Stock Option Plan

  In September 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provided non-qualified and incentive stock options to purchase up to 1,200,000 shares of common stock. Options granted under the 1995 Plan generally vested over four years. The maximum term of options granted was ten years. The Company granted options to purchase 883,411 shares of common stock under the 1995 Plan.

  In February 1997, the Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan"), replacing the 1995 Plan. The 1997 Plan provided for non-qualified and incentive stock option awards, stock appreciation rights, stock grants, and stock-based performance units. The Company may award 4,500,000 shares under the 1997 Plan; with respect to stock option and stock appreciation right awards, no more than 500,000 shares may be awarded to any one individual in any one-year period. The remaining terms of the 1997 Plan are similar to those described in the 1995 Plan. In July 1999, shareholders voted to increase the number of shares available

                         PACIFIC GATEWAY EXCHANGE, INC
under the plan to 4,500,000 shares from 4,000,000 shares. In addition, the Company's Board of Directors approved the 1997 Supplemental Long-Term Incentive Plan (the "1997 Supplemental Plan") with 2,500,000 shares. The 1997 Supplemental Plan provides non-qualified stock options to non-officer employees. In January 2000, the Company's Board of Directors increased the number of shares available under the 1997 Supplemental Plan to 4,500,000 shares.

  In September 1998, the Company repriced 768,500 options to purchase the Company's common stock granted under the 1997 plan to $27.688 per share, the fair market value of the Company's common stock on September 18, 1998.

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method prescribed under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Options Issued to Employees, for options granted to employees and disclose pro froma net income and earnings per share in accordance with SFAS No. 123. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                             Year Ended December 31,
                                    ------------------------------------------
                                        1999           1998          1997
                                    -------------  ------------- -------------
                                    (in thousands, except per share amounts)
   Net income--as reported......... $       8,045  $      19,936 $      12,497
   Net income--pro forma........... $      (8,082) $      14,308 $      11,469
   Earnings per share--basic as
    reported....................... $        0.42  $        1.05 $        0.66
   Earnings per share--basic pro
    forma.......................... $       (0.42) $        0.75 $        0.60
   Earnings per share--diluted as
    reported....................... $        0.41  $        0.97 $        0.64
   Earnings per share--diluted pro
    forma.......................... $       (0.41) $        0.70 $        0.59

  The fair value of the options granted is approximately $118.6 million on the date of the grant using the Black-Scholes Model for those options issued after the Company's initial public offering and the Minimum Value methodology for those options granted prior to the offering. The assumptions used in the Black-Scholes model were as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
   Dividend yield.......................................    0.0%    0.0%    0.0%
   Volatility...........................................   94.3%   49.4%   40.9%
   Risk-free interest rate..............................    5.6%    4.5%    5.8%
   Assumed forfeiture rate..............................    0.0%    0.0%    0.0%
   Expected life........................................ 5 years 5 years 5 years

  SFAS No. 123 requires that stock-based compensation granted to non-employees be accounted for based on the fair value-based method described above. It also requires that restricted stock granted to employees be recognized as compensation expense over the vesting period, measured at the fair market value on the grant date. In 1999, 1998, and 1997, the Company granted 66,750, 25,000, and 75,000 shares, respectively, of restricted stock under the 1997 Plan. In 1999, the Company also granted 150,000 stock options at prices below market value at the date of the grant. The Company recorded deferred compensation of $4.5 million, $1.0 million, and $4.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. This amount was recorded as a reduction of stockholders' equity and is being amortized as an expense to operations over the applicable vesting periods. For the years ended December 31, 1999, 1998, and 1997, $1.2 million, $0.7 million, and $0.1 million,

                         PACIFIC GATEWAY EXCHANGE, INC
respectively, was recognized as compensation expense for restricted stock, options granted below market, and stock options granted to non-employees.

  Stock Option Awards were:

                                            Year Ended December 31,
                          --------------------------------------------------------------------
                                 1999                   1998                   1997
                          ---------------------- ---------------------- ----------------------
                                       Weighted-              Weighted-              Weighted-
                                        Average                Average                Average
                           Option      Exercise   Option      Exercise   Option      Exercise
                           Shares        Price    Shares        Price    Shares        Price
                          ---------    --------- ---------    --------- ---------    ---------
Options outstanding,
 beginning of year......  3,991,071     $31.36   2,296,065     $32.14     883,411     $ 9.77
Options granted.........  3,003,410      23.34   2,608,800      32.50   1,610,000      41.60
Options exercised.......    (90,886)     14.90     (88,887)     13.02    (101,660)      7.30
Options
 forfeited/canceled.....   (195,883)     28.13    (824,907)     39.12     (95,686)     11.08
                          ---------              ---------              ---------
Options outstanding, end
 of year................  6,707,712     $28.09   3,991,071     $31.36   2,296,065     $32.14
                          =========     ======   =========     ======   =========     ======
Option price range at
 end of                   $   5.000 to           $   8.500 to           $   8.500 to
 year...................  $  53.125              $  53.125              $  50.188
Option shares available
 for grant at end of
 year...................  2,703,673                621,107              2,405,000
                          =========              =========              =========

  The following table summarizes information concerning currently outstanding and exercisable options:

                                      Options Outstanding                Options Exercisable
                          ------------------------------------------- --------------------------
                                      Weighted-Average   Weighted-                  Weighted-
                            Number       Remaining        Average       Number       Average
Range of Exercise Prices  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
------------------------  ----------- ---------------- -------------- ----------- --------------
       $ 5.000-
        $19.875..          1,614,981        3.60           $15.43        466,227      $ 9.03
       $23.625-
        $29.500..          3,807,731        3.85            27.05        794,366       27.80
       $38.500-
        $53.125..          1,285,000        3.38            47.05        504,997       46.89
                           ---------                                   ---------
       $ 5.000-
        $53.125..          6,707,712        3.69           $28.09      1,765,590      $28.30
                           =========        ====           ======      =========      ======

(15) Stockholders' Rights Plan

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

  If any person or group generally acquires 15% or more of the Company's outstanding Common Stock, each Right, except those held by such an Acquiring Person, would entitle each holder of a Right to acquire, upon

                         PACIFIC GATEWAY EXCHANGE, INC
exercise at the then current exercise price of the Right, Common Stock having a value equal to two times the exercise price of the Right.

  At anytime after a person or group generally acquires more than 15% of the outstanding Common Stock and prior to their acquisition of 50% or more of the outstanding Common Stock, each Right, except those held by such an Acquiring Person, may be exchanged by the Board of Directors for one share of Common Stock.

  If the Company is acquired in a merger or other business combination transaction or 50% or more of the Company's assets or earnings power is sold, then each Right will entitle the holder thereof (except for the Acquiring Person) to receive, upon exercise at the then current exercise price of the Right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the Right.

  At any time prior to the time an Acquiring Person becomes such, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price").

(16) Subsequent Events

  In March 2000, a leading developer of Internet infrastructure software agreed to make an equity investment of up to $8 million in Onyx Networks, our Internet subsidiary, conditioned upon an equal amount being invested by other investors. In addition, the Company's Internet subsidiary, Onyx Networks, committed to purchase approximately $28 million of software and services. Under the transaction, Onyx will license the vendor's content distribution technology. The amounts are payable in monthly installments of varying length ranging from 15 to 24 installments, beginning June 1, 2000. The Company has guaranteed these payments.

  On March 31, 2000, the Company reached an agreement to extend the permanent reduction of its $100 million line of credit from April 1, 2000, to May 15, 2000. Pursuant to this agreement: (1) the credit facility will be reduced to $76 million, which is the amount currently outstanding; and (2) the credit facility will be reduced to $50 million on May 15, 2000, which, will require the Company to repay approximately $30 million on or before that date.

(17) Selected Quarterly Financial Data (unaudited)

  The following table contains selected unaudited consolidated statements of income for each quarter of fiscal 1999 and 1998. The Company believes this information reflects all normal recurring adjustments necessary for presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                         PACIFIC GATEWAY EXCHANGE, INC

                                                 For the Three Months Ended:
                          --------------------------------------------------------------------------
                          Dec. 31,   Sept.   June 30, March 31, Dec. 31,  Sept.   June 30, March 31,
                            1999    30, 1999   1999     1999      1998   30, 1998   1998     1998
                          --------  -------- -------- --------- -------- -------- -------- ---------
                                    Restated Restated Restated
(In thousands, except
 per share amounts)
Revenues................  $154,415  $170,061 $139,586 $140,529  $126,414 $124,853 $109,952 $105,072
Gross profit............  $ 25,576  $ 25,097 $ 18,153 $ 19,094  $ 19,610 $ 20,209 $ 17,001 $ 15,831
Net income..............  $   (314) $  2,894 $  1,835 $  3,630  $  5,023 $  5,652 $  4,885 $  4,376
Net income per share:*
 Basic..................  $  (0.02) $   0.15 $   0.10 $   0.19  $   0.26 $   0.30 $   0.26 $   0.23
 Diluted................  $  (0.02) $   0.15 $   0.09 $   0.18  $   0.25 $   0.29 $   0.25 $   0.22

*Net income per share is computed independently for each of the quarters presented, therefore, the sum of the quarterly net income per share may not equal the annual net income per share.

(18) Restatement (unaudited)

  The results of operations and statements of financial position as previously reported in the Company's interim 1999 financial statements filed on Form 10-Q have been restated to reflect certain adjustments. The adjustments resulted from capitalization of certain expenses in incorrect quarters, inappropriate capitalization of expenses and other adjustments.

  The net effect of the restatement was:

                                               For the Three Months Ended
                         -----------------------------------------------------------------------
                             March 31, 1999           June 30, 1999        September 30, 1999
                         ----------------------- ----------------------- -----------------------
                         As Reported As Restated As Reported As Restated As Reported As Restated
                         ----------- ----------- ----------- ----------- ----------- -----------
Revenues................  $140,529    $140,529    $139,586    $139,586    $170,061    $170,061
Gross profit............  $ 19,094    $ 19,094    $ 18,153    $ 18,153    $ 25,288    $ 25,097
Net income..............  $  4,223    $  3,630    $  2,571    $  1,835    $  3,456    $  2,894
Net income per share:
 Basic..................  $   0.22    $   0.19    $   0.13    $   0.10    $   0.18    $   0.15
 Diluted................  $   0.22    $   0.18    $   0.13    $   0.09    $   0.18    $   0.15

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information concerning directors required by this item is incorporated by reference to the information contained under the captions "Election of Directors", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of the end of 1999.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information contained under the caption "Compensation of Directors and Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of the end of 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information contained under the caption "Ownership of the Capital Stock of the Company" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of the end of 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of the end of 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements*

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1999,   1998 and 1997

    Notes to Consolidated Financial Statements
--------
  *  Included in Item 8 of this 10-K

  (a) 2. Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts

                         PACIFIC GATEWAY EXCHANGE, INC

  (a) 3. Exhibits

Exhibit
Number   Description                                  Method of Filing
-------  -----------                                  ----------------
 2.1     Asset Purchase Agreement between             Filed with this document
         International Exchange Communications and
         NOSVA Limited Partnership dated December 29,
         1999
 3.1.1   Amended and Restated Certificate of          Incorporated by reference to
         Incorporation, as Amended May 20, 1997       Quarterly Report on Form 10-Q for
                                                      the quarter ended June 30, 1997
                                                      (No. 000-21043)
 3.1.2   Certificate of Amendment of Amended and      Incorporated by reference to Form
         Restated Certificate of Incorporation as     10-K for the year ended December
         amended June 19, 1998                        31, 1998 (No. 000-21043)
 3.2     Amended and Restated Bylaws, as amended      Incorporated by reference to
         October 23, 1998                             Quarterly Report on Form 10-Q for
                                                      the quarter ended September 30
                                                      1998 (No. 000-21043)
 4.1     Specimen Certificate for Common Stock        Incorporated by reference to
                                                      Registration Statement on Form S-
                                                      1 (No. 33-80191)
 4.2.1   Amended and Restated Certificate of          Incorporated by reference to
         Incorporation, as Amended May 20, 1997       Quarterly Report on Form 10-Q for
                                                      the quarter ended June 30, 1997
                                                      (No. 000-21043)
 4.2.2   Certificate of Amendment of Amended and      Incorporated by reference to Form
         Restated Certificate of Incorporation as     10-K for the year ended December
         amended June 19, 1998                        31, 1998 (No. 000-21043)
 4.3     Rights Agreement dated as of November 17,    Incorporated by reference to Form
         1997, between the Company and Norwest Bank   8-K filed November 21, 1997
         Minnesota, N.A. as Rights Agent              (No. 000-21043)
10.1     Form of Indemnification Agreement for        Incorporated by reference to Form
         directors and officers                       10-K for the year ended December
                                                      31, 1997 (No. 000-21043)
10.2.1   1997 Long-Term Incentive Plan, as Amended    Filed with this document
10.2.2   1997 Supplemental Long-Term Incentive Plan   Incorporated by reference to
                                                      Quarterly Report on Form 10-Q for
                                                      the quarter ended June 30, 1999
                                                      (No. 000-21043)
10.3     Employee Stock Purchase Plan                 Incorporated by reference to
                                                      Registration Statement on Form S-
                                                      1 (No. 33-80191)
10.4.1   Proxy dated December 10, 1994 by Julie J.    Incorporated by reference to
         Jensen                                       Registration Statement on Form S-
                                                      1 (No. 33-80191)
10.4.2   Proxy dated December 10, 1994 by Jeffrey J.  Incorporated by reference to
         Jensen                                       Registration Statement on Form S-
                                                      1 (No. 33-80191)
10.4.3   Proxy dated December 10, 1994 by Janet       Incorporated by reference to
         Jensen Kreiger                               Registration Statement on Form S-
                                                      1 (No. 33-80191)
10.4.4   Proxy dated December 10, 1994 by James J.    Incorporated by reference to
         Jensen                                       Registration Statement on Form S-
                                                      1 (No. 33-80191)
10.4.5   Proxy dated December 10, 1994 by Jami J.     Incorporated by reference to
         Jensen                                       Registration Statement on Form S-
                                                      1 (No. 33-80191)

                         PACIFIC GATEWAY EXCHANGE, INC

Exhibit
Number   Description                                  Method of Filing
-------  -----------                                  ----------------
10.4.6   Proxy dated March 23, 2000 by Gail E.        Filed with this document
         Granton individually and as trustee of The
         Granton Foundation
10.4.7   Proxy dated June 10, 1996 by Ronald L.       Incorporated by reference to
         Jensen                                       Registration Statement on Form S-
                                                      1 (No. 33-80191)
10.5.1   Employment Agreement dated as of January 1,  Incorporated by reference to
         1998 between Howard A. Neckowitz and Pacific Quarterly Report on Form 10-Q for
         Gateway Exchange, Inc.                       the quarter ended June 30, 1998
                                                      (No. 000-21043)
10.5.2   Employment Agreement dated as of January 1,  Incorporated by reference to
         1998 between Gail E. Granton and Pacific     Quarterly Report on Form 10-Q for
         Gateway Exchange, Inc.                       the quarter ended June 30, 1998
                                                      (No. 000-21043)
10.5.3   Employment Agreement dated as of January 1,  Incorporated by reference to
         1998 between Ronald D. Anderson and Pacific  Quarterly Report on Form 10-Q for
         Gateway Exchange, Inc.                       the quarter ended June 30, 1998
                                                      (No. 000-21043)
10.5.4   Employment Agreement dated October 1, 1995   Incorporated by reference to
         between Robert F. Craver and Pacific Gateway Quarterly Report on Form 10-Q for
         Exchange, Inc.                               the quarter ended June 30, 1998
                                                      (No. 000-21043)
10.5.5   Employment Agreement dated October 1, 1995   Incorporated by reference to
         between Fred A. Weismiller and Pacific       Quarterly Report on Form 10-Q for
         Gateway Exchange, Inc.                       the quarter ended June 30, 1998
                                                      (No. 000-21043)
10.5.6   Restricted Stock Award Agreement dated       Incorporated by reference to
         December 30, 1997 between Howard A.          Quarterly Report on Form 10-Q for
         Neckowitz and Pacific Gateway Exchange, Inc. the quarter ended June 30, 1999
                                                      (No. 000-21043)
10.5.7   Restricted Stock Award Agreement dated July  Incorporated by reference to
         21, 1998 between Thomas J. Murphy and        Quarterly Report on Form 10-Q for
         Pacific Gateway Exchange, Inc.               the quarter ended June 30, 1999
                                                      (No. 000-21043)
10.5.8   Employment Agreement dated September 3, 1998 Incorporated by reference to Form between Thomas J. Murphy and Pacific Gateway 10-K for the year ended December
         Exchange, Inc.                               31, 1998 (No. 000-21043)
10.6     Telephone Service dated May 1, 1995 between  Incorporated by reference to
         Matrix Telecom, Inc. and Pacific Gateway     Registration Statement on Form S-
         Exchange, Inc.                               1 (No. 33-80191)
10.7     Agreement for Billing Services dated         Incorporated by reference to
         November 24, 1995 Between Matrix Telecom,    Registration Statement on Form S-
         Inc. and Pacific Gateway Exchange, Inc.      1 (No. 33-80191)
10.8     First Amended and Restated Credit Agreement  Filed with this document among Pacific Gateway Exchange, Inc.,
         Pacific Gateway Exchange (Bermuda) Limited,
         Bank of America, N.A. and Deutsche Bank
         Securities Inc. dated November 23, 1999
21.1     Subsidiaries                                 Filed with this document
23.1     Consent of Independent Accountants           Filed with this document
27.1     Financial Data Schedule                      Filed with this document

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 30th day of March, 2000.

                                          Pacific Gateway Exchange, Inc.

                                          By:   /s/ Howard A. Neckowitz
                                             __________________________________
                                                   Howard A. Neckowitz
                                           President, Chief Executive Officer
                                                and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2000.

              Signature                          Title
              ---------                          -----

       /s/ Howard A. Neckowitz         President, Chief Executive
______________________________________  Officer and Chairman of
         Howard A. Neckowitz            the Board (Principal
                                        Executive Officer)

         /s/ Gail E. Granton           Executive Vice President,
______________________________________  International Business
           Gail E. Granton              Development, Secretary
                                        and Director

          /s/ Sandra D. Grey           Chief Financial Officer,
______________________________________  and Vice President,
            Sandra D. Grey              Finance (Principal
                                        Financial Officer)
                                        (Principal Accounting
                                        Officer)

        /s/ Robert C. Calafell         Director
______________________________________
          Robert C. Calafell

        /s/ Charles M. Dalfen          Director
______________________________________
          Charles M. Dalfen

        /s/ James J. Junewicz          Director
______________________________________
          James J. Junewicz

         /s/ Barry J. Volante          Director
______________________________________
           Barry J. Volante

                         Pacific Gateway Exchange, Inc.

                                  Schedule II

                       Valuation and Qualifying Accounts
                                 (in thousands)

                                             Additions
                                  Balance at Charged to Deductions--  Balance
                                  Beginning  Costs and    Accounts    at End
   Description                    of Period   Expenses  written off  of Period
   -----------                    ---------- ---------- ------------ ---------
   Allowance for doubtful
    accounts:
     1999........................   $4,312     $4,558      $1,024     $7,846
     1998........................   $2,230     $2,146      $   64     $4,312
     1997........................   $1,679     $2,173      $1,622     $2,230