Form 10-K/A
period 1999-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 2000-05-01
CIK 1004967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A
                              Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                     OR

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


                       Telephone Number: 650-375-6700
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(g) of the Act:


        Preferred Share Purchase Rights, Par Value $.0001 per Share
                 Common Shares, Par Value $.0001 per Share
                              (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 31, 2000 was approximately $257,140,848, computed upon the basis of the closing sales price of the Common Shares on that date. For the purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the registrant.

As of March 31, 2000, there were outstanding 20,087,835 Common Shares of $.0001 par value, of the registrant.

                                  Part III


Item 10.          Directors and Executive Officers of Registrant

         The Company's Board of Directors consists of six persons. The Company's Restated Certificate of Incorporation provides that the Company's Board of Directors shall be divided into three classes with the terms of office of each class ending in successive years.

         Set forth below is certain information with respect to the Board of Directors of the Company:

Current Board of Directors

     Name                    Age         Position(s)
     ----                    ---         -----------

 Howard A. Neckowitz         46          Chairman, President, Chief Executive
                                         Officer and Director

 Gail E. Granton             44          Co-Chief Operating Officer, Global
                                         Marketing and Offshore Development,
                                         Secretary and Director

 Robert C. Calafell          59          Director

 Charles M. Dalfen           57          Director

 James J. Junewicz           49          Director

 Barry J. Volante            65          Director

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

         Robert C. Calafell has served as a member of the Board of Directors since November 1998. He is currently the Chief Executive Officer of Calafell & Associates, LLC, a telecom consulting business. Mr. Calafell previously served in many key executive positions with GTE Corporation over a 32-year period, including Senior Vice President, BBN transition from 1997 to 1998 and Senior Vice President, Corporate Planning & Development from 1995 to 1997. He also served as Vice President & General Manager--Video Services from 1993 to 1995 and President of GTE Airfone from 1990 to 1993. Mr. Calafell serves on the Board of Directors of Rann International, is a Trustee of the University of Tampa and is a member of the Board of Governors at the UCLA Center for Communications Policy.

         Charles M. Dalfen has served as a member of the Board of Directors since December 1996. He has been a senior partner in the law firm Torys in Toronto, Ontario since May 1999. He has been the President of Dalfen Associates, a consulting firm specializing in telecommunications regulation, since 1982. Prior to that, Mr. Dalfen served from 1976 to 1980 as Vice Chairman of the Canadian Radio-Television and Telecommunications Commission.

         James J. Junewicz has served as a member of the Board of Directors since December 1996. He has been a partner of the law firm of Mayer, Brown & Platt in Chicago, Illinois since 1987. Prior to joining Mayer, Brown & Platt in 1984, Mr. Junewicz served as Assistant General Counsel of the United States Securities and Exchange Commission in Washington, D.C.

         Barry J. Volante has served as a member of the Board of Directors since May 1997. He is currently Chief Executive Officer and President of Asset Channels, Inc., New Canaan, Connecticut, a consulting company engaged in the business of telecommunications finance and technology evaluation. He served as Vice President--Telecommunications Finance of General Electric Capital Corporation from 1994 to 1997. From 1985 to 1994, Mr. Volante served as Manager, Telecommunications Planning Corporation Information Technology of General Electric Company. From 1983 to 1985, Mr. Volante was self-employed as an independent telecommunications consultant advising foreign and domestic clients on telecommunications infrastructure projects.

Meetings and Committees of the Board

         The Board has two standing committees: the Compensation Committee and the Audit Committee. The Board does not have a Nominating Committee or any committee performing similar functions. During the fiscal year ended December 31, 1999 ("fiscal 1999"), the Board met eight times and on four occasions acted by unanimous written consent. In fiscal 1999, the Audit Committee met one time and the Compensation Committee met one time. During fiscal 1999, all directors attended at least 75% of the aggregate of such meetings of the Board of Directors and the committees of the Board of which they were a member (or of such meetings during such director's tenure on the Board of Directors).

         All of the directors of the Company are members of the Compensation Committee. Mr. Dalfen and Mr. Volante act as Co-chairs of the Compensation Committee. The Compensation Committee generally establishes the salaries, benefits and overall compensation of the key executive officers of the Company and administers any employee benefit plans of the Company. A subcommittee of the Compensation Committee, consisting solely of outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, administers the Company's 1997 Long-Term Incentive Plan (the "Long-Term Incentive Plan") and periodically grants options and other equity-based awards pursuant to the Long-Term Incentive Plan. A subcommittee of the Compensation Committee, consisting of Mr. Neckowitz and Ms. Granton, administers the Company's 1997 Supplemental Long-Term Incentive Plan (the "Supplemental Plan") and periodically grants options and other equity-based awards to newly hired individuals and non-officers pursuant to the Supplemental Plan.

         Messrs. Robert Calafell, Charles Dalfen and Barry Volante are the current members of the Audit Committee. Mr. Calafell acts as the Chairman of the Audit Committee. The Audit Committee's responsibilities include recommending to the Board the selection of the Company's independent certified public accountants, reviewing the arrangements and the scope of the independent audit and reviewing annual financial statements.

Executive Officers

         Set forth below are the names, ages, positions and certain other information concerning the current executive officers and other key members of management of the Company.

 The executive officers of the Company are as follows:

 Name                        Age          Position(s)
 ----                        ---          -----------

 Howard A. Neckowitz         46           Chairman, President, Chief Executive
                                          Officer and Director

 Gail E. Granton             44           Co-Chief Operating Officer, Global
                                          Marketing and Offshore Development,
                                          Secretary and Director

 Ronald D. Anderson          43           Senior Vice President, Operations
                                          and Engineering

 Robert F. Craver            57           Senior Vice President, International
                                          Relations

 Fred A. Weismiller          58           Executive Vice President,
                                          International Marketing

 Thomas J. Murphy            48           Co-Chief Operating Officer, Network
                                          Development and IP Services

 Caye Hursey                 49           Acting Chief Financial Officer

         Mr. Howard A. Neckowitz has served as our President, Chief Executive Officer and Chairman of the Board since our inception in August 1991. From 1986 to 1991, Mr. Neckowitz served as a consultant to major U.S. and overseas telecommunications companies with respect to valuation and due diligence processes for the acquisition of ongoing foreign telecommunications operations and the start-up of competitive carrier operations for international, long distance, local and cellular operations in various countries. Mr. Neckowitz served from 1982 to 1986 as Director, International Services, at GTE Sprint, where he founded and developed GTE Sprint's international services operation. In this position, he was responsible for feasibility analyses supporting GTE Sprint's entrance into the international switch service market. From 1977 to 1982, Mr. Neckowitz worked at AT&T in its Overseas Department.

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

         Ms. Caye Hursey joined the Company in April 2000 as acting Chief Financial Officer pursuant to an agreement between CFO Connection LLC, a financial consulting company, and the Company. Since December 1999, Ms. Hursey has been a partner and one-third owner of CFO Connection LLC. From May 1999 until December 1999, she was a partner with CFO.com LLC. Prior to joining the Company, Ms. Hursey served as Chief Financial Officer of Aeris Communications from September 1998 until December 1998. Before that, she served as Treasurer of Tencor Instruments from November 1994 until Tencor's acquisition by KLA Instruments Corporation in April 1997. From April 1997 until April 1998, Ms. Hursey served as Treasurer of KLA-Tencor Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

         Fred A. Weismiller, the Executive Vice President, International Marketing of the Company, failed to timely file a Form 4 to disclose one reportable transaction that took place in January 1999. A Form 4 disclosing the January 1999 transaction was subsequently filed in June 1999.

Item 11.     Executive Compensation

         The following table sets forth in summary form the compensation earned by Howard A. Neckowitz, the Company's Chairman, President and Chief Executive Officer, and each of the Company's other executive officers whose salary and benefits for periods presented exceeded $100,000 (the "Named Executive Officers").


                         Summary Compensation Table


                                                                           Annual Compensation         Long-Term Compensation
                                                                      ---------------------------- -------------------------------
                                                                                           Other
                                                                                           Annual                      Securities
                                                        Year Ended                         Compen-   Restricted        Underlying
             Name and Principal Position                December 31    Salary      Bonus   sation    Stock Awards      Options (#)
------------------------------------------------------- -----------   --------   --------  -------  ---------------   ------------
Howard A. Neckowitz...................................    1999        $600,000      ____   $137,699      ____            500,000
    Chairman, President,                                  1998        $600,000      ____     ____        ____            500,000
    Chief Executive Officer and                           1997        $300,000   $275,000    ____     $4,134,375(1)      500,000
    Director

Gail E. Granton.......................................    1999        $300,000      ____     ____        ____            115,000
    Co-Chief Operating Officer,                           1998        $200,000      ____     ____        ____             ____
    Global Marketing and Offshore                         1997        $160,000   $125,000    ____        ____            225,000
    Development, Secretary and Directort

Ronald D. Anderson....................................    1999        $175,000      ____     ____        ____             ____
    Executive Vice President, Operations and Engineering  1998        $175,000      ____     ____        ____            120,000(3)
                                                          1997        $124,992   $100,000    ____        ____            120,000

Thomas J. Murphy......................................    1999        $325,000   $125,000    ____        ____             30,000
    Co-Chief Operating Officer,                           1998        $171,000      ____     ____     $598,125(2)        150,000
    Network Development and                               1997          ____        ____     ____        ____             ____
    IP Services

Robert F. Craver......................................    1999        $165,000      ____     ____         ____            65,000
    Senior Vice President,                                1998        $157,500      ____     ____         ____            40,000(3)
    International Relations                               1997        $150,000   $ 39,961    ____         ____            40,000

---------------
    (1) The value of the restricted stock award was determined by multiplying the number of shares awarded to Mr. Neckowitz (75,000) by the closing price of the Company's common stock on NASDAQ on December 30, 1997 ($55.125), the date of the award. As of December 31, 1999, Mr. Neckowitz's aggregate holding of 75,000 restricted shares had a value of $1,279,688, based on the closing price of the Company's common stock on that date of $17.0625. This restricted stock vests at 10% per year and all restricted stock becomes 100% vested upon a change in control, death, disability or termination of employment by the Company for reasons other than cause. During the restricted period, Mr. Neckowitz is entitled to vote his restricted stock, and, to the extent dividends were to be declared on the Company's common stock, to receive dividends on his restricted stock.

    (2) The value of the restricted stock award was determined by multiplying the number of shares awarded to Mr. Murphy (15,000) by the closing price of the Company's common stock on NASDAQ on August 14, 1998 ($39.875), the date of the award. As of December 31, 1999, Mr. Murphy's aggregate holding of 15,000 restricted shares had a value of $255,938, based on the closing price of the Company's common stock on that date of $17.0625. This restricted stock vests at 20% per year and all restricted stock becomes 100% vested upon a change in control, death, disability or termination of employment by the Company for reasons other than cause. During the restricted period, Mr. Murphy is entitled to vote his restricted stock, and, to the extent dividends were to be declared on the Company's common stock, to receive dividends on his restricted stock.

    (3)           This grant represents a repricing of options.


                     Option Grants in Last Fiscal Year

         The following table sets forth information with respect to options granted to the Named Executive Officers in 1999:



                                                                                          Value at
                                    Percent of                                             Grant-    Potential Realized Value at
                                       Total                                               Date       Assumed Annual Rates of
                       Number of      Options                     Market                   Market     Stock Price Appreciation
                        Options     Awarded to    Exercise or    Price on                  Price         for Option Term
                       Awarded in   Employees in  Base Price    the Date of   Expiration  ---------  ------------------------
     Name              Fiscal 1999  Fiscal 1999      ($/Sh)     Grant ($/Sh)      Date       0%           5%           10%
     ----              -----------  -----------   -----------   ------------  ----------  ---------  ------------------------
Howard A. Neckowitz    500,000         17%         $28.125      $28.125         3/15/09      $0      $8,843,831    $22,412,003
Gail E. Granton.....   115,000          4%         $28.125      $28.125         3/15/09      $0      $2,034,081     $5,154,761
Ronald D. Anderson..     ____         ____           ____          ____         ____        ____        ____            ____
Thomas J. Murphy....    30,000          1%           $5.00      $24.563         7/29/09   $586,890   $1,050,316     $1,761,303
Robert F. Craver....    65,000          2%         $19.875      $19.875        10/13/09      $0        $812,453     $2,058,916



                          Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth information concerning exercisable and unexercisable stock options at
December 31, 1999 for the Named Executive Officers.



                                                        Number of Securities                Value of Unexercised
                                                       Underlying Unexercised              In-The-Money Options at
                                                    Options at Fiscal Year End (#)           Fiscal Year End ($)
                                                ----------------------------------     ------------------------------
Name                                              Exercisable      Unexercisable       Exercisable      Unexercisable
----                                              -----------      -------------       -----------      -------------
Howard A. Neckowitz.........................          531,176          1,185,000        $1,464,757        $1,023,750
Gail E. Granton.............................          178,382            227,500          $564,115                $0
Ronald D. Anderson..........................          101,000             60,000          $351,063                $0
Thomas J. Murphy............................           49,875            145,125           $51,188          $566,625
Robert F. Craver............................           63,750             86,250          $354,922            $7,891


Compensation of Directors

         Directors of the Company do not receive cash compensation for services provided as a director. Effective with respect to the calendar year 2000, under the Company's Long-Term Incentive Plan, non-employee Directors will receive an initial option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. Thereafter, on each subsequent anniversary of such election or appointment, the non-employee Director will receive an option to purchase 6,000 shares of Common Stock and as of January 1 of each year, an award of 3,000 shares of Common Stock. The exercise price of each share underlying the option is equal to the fair market value of a share of Common Stock on the date the option is granted (or on the previous business date if the grant is made prior to the close of the market).

Employment Contracts, Termination of Employment and Change in Control
Arrangements

         The Company entered into employment agreements, effective January
1, 1998, with each of the Named Executive Officers, other than Thomas
Murphy. (Thomas Murphy's agreement was entered into in conjunction with his commencement of employment with the Company and became effective on August 16, 1998.)

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

         Pursuant to the terms of the employment agreement, on December 30, 1997 Mr. Neckowitz received options to purchase 500,000 shares of the Company's Common Stock at $50.1875 per share and on December 30, 1998 Mr. Neckowitz also received options to purchase 500,000 shares of the Company's Common Stock at $47.75 per share, in each case the market price of the Company's stock in effect on that date. The employment agreement originally provided that Mr. Neckowitz would receive on December 30, 1999 a grant of options to purchase 500,000 shares of the Company's Common Stock with an exercise price equal to the market price of the Company's Common Stock on that date. The employment agreement was amended so that instead of receiving this grant, Mr. Neckowitz received on March 15, 1999 options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $28 1/8 per share, the closing price of the Company's Common Stock on March 12, 1999, which was the business date preceding the grant.

         If Mr. Neckowitz is terminated by the Company for reasons other than Cause (and not on account of death or disability) or if he resigns for Good Reason, then he shall receive a severance payment equal to the sum of three years' salary and annual cash bonuses (the "Severance Payment"), payable in equal monthly amounts over a three-year period, as well as payment by the Company of his group-health premiums for such time period that Mr. Neckowitz or any of his dependents is eligible for and elects COBRA continuation coverage. Upon termination of employment on account of death or disability, Mr. Neckowitz (or his estate) is generally entitled to payments of salary for 90 days thereafter and payment by the Company of his group-health premiums for such time period that Mr. Neckowitz or any of his dependents is eligible for and elects COBRA continuation coverage and a pro rata bonus payment. In addition, the Board has agreed that the Company will either provide Mr. Neckowitz with $2 million of additional life insurance or, if Mr. Neckowitz dies, the Company will make salary and bonus payments to his estate until the later of the end of his contract term or two years from his death. If the Company undergoes a Change in Control, then Mr. Neckowitz shall receive from the Company, without regard to whether his employment terminates in connection with such Change in Control, a lump sum payment equal to the Severance Payment described above in lieu of such Severance Payment. Mr. Neckowitz shall be entitled to reimbursement from the Company for any excise tax (including any additional taxes resulting from such reimbursement) incurred on account of compensation payable pursuant to a Change in Control. Mr. Neckowitz's employment agreement also imposes upon him certain obligations of confidentiality.

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

         The employment agreements between the Company and Gail E. Granton, Ronald D. Anderson, Thomas J. Murphy and Robert F. Craver provide for annual base salaries of $200,000, $175,000, $325,000 and $165,000, respectively (each subject to adjustment pursuant to an annual review); an annual discretionary cash bonus determined by the President and based on the performance of the executive, the performance of the Company and other relevant factors; and participation in the Company's benefit plans on the same terms as provided to the Company's other senior management employees. In addition, Mr. Murphy's agreement provided for a one-time signing bonus of $50,000; an initial grant of an option to purchase 150,000 shares of the Company's Common Stock (with the options generally vesting over four years); an award of 15,000 restricted shares of the Company's Common Stock (with such restrictions generally expiring as to 20% of such shares each year); and reimbursement by the Company for reasonable relocation expenses and temporary housing. In the event that the Company chooses not to extend Mr. Murphy's employment term beyond his initial three-year term, an additional 20% of the restricted shares granted pursuant to his employment agreement shall become unrestricted. Ms. Granton's, Mr. Anderson's and Mr. Murphy's employment agreements are for three-year terms, while Mr. Craver's is for a two-year term. At the end of their respective terms, each employment agreement is automatically extended for 12-month periods, unless notice of non-renewal is provided by either party at least 90 days (60 days in the case of Mr. Murphy) prior to the end of the employment term. Under the respective employment agreements, if employment is terminated by the Company for any reason other than Cause (and not on account of death, disability, voluntary resignation or mutual agreement) or if the executive resigns for Good Reason, then the executive shall, subject to certain limited exceptions, receive a severance payment equal to 18 months' salary (for Ms. Granton and Mr. Anderson), 12 months' salary (for Mr. Murphy) or six months' salary (for Mr. Craver), and any unvested options held by the executive at such time shall fully vest (and for Ms. Granton, her outstanding options shall fully vest in the event of non-renewal of her agreement) and shall be exercisable for the period after termination as specified for vested options as stated in the option agreement. In addition, in such circumstance with respect to Mr. Murphy, the portion of the 15,000 restricted shares granted by his employment agreement that are still subject to restrictions shall become unrestricted. Termination of employment on account of voluntary resignation, mutual agreement or Cause generally relieves the Company of any obligation to make future payments or provide future benefits to the executive, while termination of employment on account of death or disability would entitle the executive officer (or his or her estate) to payments of salary generally for a 30-day period.

         Under the employment agreements between the Company and Messrs. Anderson, Murphy and Craver, if the Company undergoes a Change in Control and within two years thereafter the Company terminates the executive for reasons other than Cause or the executive terminates his employment for Good Reason, then the executive shall be entitled to receive a lump sum payment equal to 18 months' salary (for Mr. Anderson), 12 months' salary (for Mr. Murphy) or six months' salary (for Mr. Craver). Pursuant to the terms of the Long-Term Incentive Plan, a Change in Control will cause outstanding options to immediately become exercisable and all shares of restricted stock to immediately become fully vested. (In addition, Mr. Murphy's contract expressly provides for similar acceleration.) Upon a Change in Control, Ms. Granton shall receive, without regard to whether her employment terminates in connection with such Change in Control, a lump sum payment equal to 18 months' salary. Any such payment made to Ms. Granton shall be in lieu of any severance payment otherwise payable to her and she shall be entitled to reimbursement from the Company for any excise tax (including any additional taxes resulting from such reimbursement) incurred on account of compensation payable pursuant to a Change in Control. The employment agreements between the Company and Ms. Granton and Messrs. Anderson and Craver also impose upon each of them obligations of confidentiality, while Messrs. Anderson, Murphy and Craver's employment agreements also impose certain limited obligations not to compete against the Company.

         As used in the employment agreements, "Change in Control" means the earliest to occur of any one of the following events: (1) any person (with certain limited exceptions) becomes the beneficial owner of 25% or more of the Company's voting stock; (2) the majority of the Board of Directors does not consist of individuals who are Incumbent Directors, which term means the members of the Board as of the date of the applicable agreement; provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by three-quarters of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director; (3) the Company adopts a liquidation plan; (4) the merger or sale of substantially all of the assets of the Company (unless proportional ownership of the Company's stock does not change); or (5) the Company combines with any other company and is the surviving corporation but the shareholders of the Company immediately prior thereto own less than 50% of the voting stock. (See "Approval of Amendment to Long-Term Incentive Plan" for the definition of "Change in Control" under such plan.)

         During 1998, before entering the agreements with Messrs. Neckowitz, Anderson and Craver and Ms. Granton, the Company retained a professional consultant to research executive compensation levels of similar companies and to advise the Board of Directors. The consultant reviewed these employment agreements and concluded that they were fair and reasonable.

Insider Participation in Compensation Decisions

         Compensation decisions are made by the Compensation Committee, which consists of all of the directors of the Company. Mr. Neckowitz and Ms. Granton do not vote on their respective compensation. Mr. Junewicz has abstained from voting on compensation issues relating to Mr. Neckowitz and Ms. Granton because his law firm represents the Company on various matters. A subcommittee of the Compensation Committee consisting of Messrs.
Calafell, Dalfen and Volante makes awards under the Company's Long-Term Incentive Plan, including stock options and restricted stock awards, to the officers of the Company, in consultation with the other directors (except that Mr. Neckowitz and Ms. Granton do not consult with respect to their own awards). In addition, a subcommittee of the Compensation Committee consisting of Mr. Neckowitz and Ms. Granton, makes awards under the Supplemental Plan to newly hired individuals and to employees of the Company who are not officers.

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

         The Compensation Committee of the Board of Directors and, where appropriate, a subcommittee of outside directors, sets the compensation of the Company's key executive officers, including adjustments to base salaries, bonuses and grants of equity-based awards. The Compensation Committee bases its determinations of overall executive compensation, which include salary, bonus, certain benefits and stock option awards and possibly other forms of equity-based compensation, on subjective factors based upon consideration of, among other factors: (1) the annual and long-term financial performance of the Company, including the creation of stockholder value; (2) the historical financial performance of the Company; (3) the individual executive officer's contribution to the achievement of operating goals and business objectives; and (4) levels of compensation in comparable companies at similar stages of development, with particular emphasis on those operating in the telecommunications industry. The Compensation Committee bases executive compensation on the individual's personal contribution and importance to the success of the Company and on financial performance criteria, including the Company's financial performance and the price of the Company's stock, in the context of the telecommunications industry as well as the economy in general.

         All directors of the Company sit on the Compensation Committee of the Board of Directors. However, Mr. Neckowitz and Ms. Granton do not vote on their respective compensation. In addition, because of the relationship of Mr. Junewicz's law firm with the Company, Mr. Junewicz abstains from voting on matters voted upon by the Compensation Committee relating to the compensation of Mr. Neckowitz and Ms. Granton. A subcommittee of the Compensation Committee consisting of Messrs. Calafell, Dalfen and Volante makes awards under the Company's Long-Term Incentive Plan, including stock options and restricted stock awards, to the officers of the Company, in consultation with the other directors (except that Mr. Neckowitz and Ms. Granton do not consult with respect to their own awards). In addition, a subcommittee of the Compensation Committee consisting of Mr. Neckowitz and Ms. Granton makes awards under the Company's Supplemental Plan to newly hired individuals and to employees who are not officers.

         During 1999, the salaries of the Company's executive officers, including Mr. Neckowitz, were generally set pursuant to employment agreements. In addition, Mr. Neckowitz received a payment of $137,699 to reimburse him for taxes payable as a result of restricted stock he received pursuant to his employment agrement. In deciding to make this payment the Compensation Committee considered Mr. Neckowitz's significant efforts on behalf of the Company and the fact that he did not receive a bonus in 1998. See "Summary Compensation Table" and "Employment Contracts, Termination of Employment and Change in Control Arrangements."

         The Company believes that equity-based compensation is an effective way of aligning executive compensation with increases in stockholder value. The Company uses the Long-Term Incentive Plan and the Supplemental Plan in order to attract and retain employees and other service providers and to identify such individuals with the Company's stockholders through the use of equity-based compensation. The Compensation Committee believes that option grants align executive interests with stockholder interests by providing a direct link between compensation and stockholder returns. The Compensation Committee believes that option grants pursuant to the Long-Term Incentive Plan help retain key executives in the telecommunications industry.

         The Company did not reprice Mr. Neckowitz's options when it repriced options of other employees in 1998, but it recognized that the options previously granted to Mr. Neckowitz pursuant to his employment agreement were substantially "out-of-the-money." Accordingly, on March 15, 1999, pursuant to an agreement with Mr. Neckowitz, the Board accelerated the grant of options to purchase 500,000 shares of the Company's stock that was scheduled to be awarded to Mr. Neckowitz on December 31, 1999 pursuant to his employment agreement so that these options were instead awarded to Mr. Neckowitz on March 15, 1999 at an exercise price equal to the closing pricing on March 12, 1999, the business day immediately preceding March 15, 1999. To help assure the availability of a tax deduction for the Company with respect to the options, Mr. Neckowitz will not receive the shares pursuant to the exercise of these options until after his employment terminates. This action was taken to provide Mr. Neckowitz with stock options having an exercise price equal to the current market price of the Company's stock. By accelerating the grant of an option that Mr. Neckowitz was already entitled to receive at a later time, the Board believed that it enhanced the incentive and retention value of Mr. Neckowitz's overall compensation package and gave him an immediate incentive to increase the stock price from its level on March 15, 1999. Similarly, on March 15, 1999, Ms. Gail Granton received a grant of options to purchase 115,000 shares of common stock. Ms. Granton received this grant because she had agreed to expand her duties significantly to include overall responsibility for the implementation and success of the Company's retail marketing program, the success of which is critical to achieving the Company's business plan. The Company's independent compensation consultant advised the Board that taking the above actions with respect to Mr. Neckowitz and Ms. Granton was reasonable and appropriate in view of the considerations set forth above.

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") limits the Company's deduction for compensation paid to the executive officers named in the Summary Compensation Table to $1 million unless certain requirements are met. The policy of the Compensation Committee with respect to section 162(m) is to establish and maintain a compensation program that will optimize the deductibility of compensation. In that regard, no executive officer received compensation in excess of $1 million during fiscal 1999. The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee's need for flexibility to respond to changing business conditions or by an executive officer's individual performance, to authorize compensation that may not, in a specific case, be fully deductible by the Company.

                      By The Compensation Committee of the Board of Directors:
                      Howard A. Neckowitz
                      Gail E. Granton
                      Robert C. Calafell
                      Charles M. Dalfen
                      James J. Junewicz
                      Barry J. Volante





                          STOCK PERFORMANCE GRAPH

         The following graph compares the total return on the Company's Common Stock with the cumulative total return on the Nasdaq Market Index--U.S. Companies (a broad market index) and the Nasdaq Telecommunications Index (an industry index) for the period from July 19, 1996, the date upon which the Common Stock was registered pursuant to
Section 12 of the Exchange Act, through December 31, 1999. The comparison reflects the investment of $100 on July 19, 1996, and the reinvestment of dividends (if paid), in each of the Company's Common Stock (for which no dividends have been paid), the Nasdaq Market Index and the Nasdaq Telecommunications Index. The stock price performance of the Company reflected in this comparison is not necessarily indicative of the future stock price performance of the Company's Common Stock.


                                             NASDAQ              NASDAQ
                    Pacific Gateway   Telecommunications     Market Index
                     Exchange, Inc.          Index          U.S. Companies

        7/19/96          100.00             100.00              100.00
       12/31/96          286.27             108.16              119.27
       12/31/97          422.06             159.76              146.36
       12/31/98          376.96             261.42              205.38
       12/31/99          134.97             463.16              381.74


                   ASSUMES $100 INVESTED ON JULY 19, 1996
                        ASSUMES DIVIDENDS REINVESTED
                    FISCAL YEAR ENDING DECEMBER 31, 1999

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the outstanding Common Stock as of March 31, 2000 (unless otherwise indicated) by: (i) each director of the Company;
(ii) the Company's chief executive officer and the individuals serving as executive officers of the Company as of March 31, 2000 named in the table under "Compensation of Directors and Executive Officers--Summary Compensation Table"; and (iii) all directors and executive officers of the Company as of March 31, 2000 as a group.


                                                      Shares of Common         Percentage of
                                                     Stock Beneficially      Outstanding Shares
                                                         Owned (1)               Owned (1)
                                                         ---------               ---------

Directors and Executive Officers
Howard A. Neckowitz (2)                                   3,002,795               14.4%

Gail E. Granton (3)                                         982,575                4.8%

Robert C. Calafell (4)                                       31,733                *

Charles M. Dalfen (5)                                        56,499                *

James J. Junewicz (5)                                        55,499                *

Barry J. Volante (6)                                         26,679                *

Ronald D. Anderson (7)                                      234,620                1.2%

Thomas J. Murphy (8)                                         74,950                *

Robert F. Craver (9)                                        142,575                *

All directors and executive                               3,964,907               18.5%
officers as a group (11 persons) (10)

Additional 5% Stockholders

Franklin Advisers, Inc. (11).................             1,389,400                6.92%
         777 Mariners Island Boulevard
         San Mateo, CA 94404


               *  Less than 1%

         (1) Calculated pursuant to Rule 13d-3 under the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of March 31, 2000 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

         (2) Includes 12,307 shares held by Ronald L. Jensen for which Mr. Neckowitz has been given an irrevocable proxy to vote such shares until July 31, 2003 or until either party terminates the arrangement pursuant to the terms of the agreement or, if earlier, the date on which Mr. Neckowitz becomes unable to perform his duties as an officer of the Company due to his voluntary resignation, termination for cause, long-term disability, physical incapacity or death. Also includes: (1) 51,914 shares held by the Genisis Foundation, a charitable trust of which Mr. Neckowitz is a co-trustee; (2) 119,640 shares held by Mr. Neckowitz's wife; (3) 102,940 shares held by the Howard
                  A. Neckowitz and Cheryl Neckowitz 1997 Trust of which Mr. Neckowitz is co-trustee; (4) 697,818 shares held by Gail Granton; (5) 30,500 shares held by the Granton Foundation; and (6) 19,000 shares held by the Gail E. Granton Charitable Remainder Unitrust. The shares held by the Genisis Foundation, Mr. Neckowitz's wife, the Howard A. Neckowitz and Cheryl Neckowitz 1997 Trust, Ms. Granton, the Granton Foundation and the Gail E. Granton Charitable Remainder Unitrust are subject to an irrevocable proxy granting Mr. Neckowitz the right to vote such shares. Also includes 718,676 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (3) Includes: (1) 30,500 shares held by the Granton Foundation, a charitable trust of which Ms. Granton is the trustee; and (2) 19,000 shares held by the Gail E. Granton Charitable Remainder Unitrust, a charitable remainder trust of which Milton Granton, Ms. Granton's brother, is the trustee. Ms. Granton, the Granton Foundation and the Gail E. Granton Charitable Remainder Unitrust have each granted an irrevocable proxy to Mr. Neckowitz to vote the shares owned by them. Also includes 235,257 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (4) Includes 28,333 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (5) Includes 52,499 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (6) Includes 23,679 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (7) Includes 116,000 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (8) Includes 59,250 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (9) Includes 72,475 shares held by the Robert & Rosalyn Craver Living Trust of which Mr. Craver is co-trustee. The shares held by the Robert & Rosalyn Craver Living Trust are subject to an irrevocable proxy granting Mr. Craver the right to vote such shares. Also includes 70,000 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (10) Information provided is for the individuals who were directors and executive officers of the Company on March 31, 2000 and includes 1,383,938 shares issuable upon the exercise of stock options that are either currently exercisable or will be exercisable by May 30, 2000.

         (11) Share ownership for the year ended December 31, 1999, as reported on Schedule 13F filed with the Securities and Exchange Commission on March 3, 2000.

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


                                  Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)3.  Exhibits - See Exhibit Index which is incorporated herein by reference.

                                 Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 1st day of May, 2000.

                                        PACIFIC GATEWAY EXCHANGE, INC.

                               By: /s/ Howard A. Neckowitz
                                   -----------------------------------
                                        Howard A. Neckowitz
                               President, Chief Executive Officer and
                                        Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 1st day of May, 2000.


            Signature                         Title
            ---------                         -----

/s/ Howard A. Neckowitz                       President, Chief Executive
-------------------------------               Officer and Chairman of the Board
         Howard A. Neckowitz                  (Principal Executive Officer)


/s/ Gail E. Granton                           Co-Chief Operating Officer,
-------------------------------               Global Marketing and
         Gail E. Granton                      Offshore Development, Secretary
                                              and Director


/s/ Caye Hursey                               Acting Chief Financial Officer
-------------------------------               (Principal Financial Officer)
         Caye Hursey                          (Principal Accounting Officer)


/s/ Robert C. Calafell                         Director
-------------------------------
         Robert C. Calafell


/s/ Charles M. Dalfen                          Director
-------------------------------
         Charles M. Dalfen


/s/ James J. Junewicz                          Director
-------------------------------
         James J. Junewicz


/s/ Barry J. Volante                           Director
-------------------------------
         Barry J. Volante


                               EXHIBIT INDEX

Exhibit
Number        Description                                          Method of Filing
-------       -----------                                          ----------------

     2.1      Asset Purchase Agreement between                     Incorporated by reference to Form 10-K for the year
              International Exchange Communications and            ended December 31, 1999 (No. 000-21043)
              NOSVA Limited Partnership dated
              December 29, 1999

    3.1.1     Amended and Restated Certificate of                  Incorporated by reference to Quarterly Report on
              Incorporation, as Amended May 20, 1997               Form 10-Q for the quarter ended June 30, 1997
                                                                   (No. 000-21043)

    3.1.2     Certificate of Amendment of Amended and              Incorporated by reference to Form 10-K for the year
              Restated Certificate of Incorporation as             ended December 31, 1998 (No. 000-21043)
              amended June 19, 1998

     3.2      Amended and Restated Bylaws, as amended              Incorporated by reference to Quarterly Report on
              October 23, 1998                                     Form 10-Q for the quarter ended September 30,
                                                                   1998 (No. 000-21043)

     4.1      Specimen Certificate for Common Stock                Incorporated by reference to Registration Statement
                                                                   on Form S-1 (No. 33-80191)

    4.2.1     Amended and Restated Certificate of                  Incorporated by reference to Quarterly Report on
              Incorporation, as Amended May 20, 1997               Form 10-Q for the quarter ended June 30, 1997 (No.
                                                                   000-21043)

    4.2.2     Certificate of Amendment of Amended and              Incorporated by reference to Form 10-K for the year
              Restated Certificate of Incorporation as             ended December 31, 1998 (No. 000-21043)
              amended June 19, 1998

     4.3      Rights Agreement dated as of November 17,            Incorporated by reference to Form 8-K filed
              1997, between the Company and Norwest                November 21, 1997 (No. 000-21043)
              Bank Minnesota, N.A. as Rights Agent

    10.1      Form on Indemnification Agreement for                Incorporated by reference to Form 10-K for the year
              directors and officers                               ended December 31, 1997 (No. 000-21043)

   10.2.1     1997 Long-Term Incentive Plan, as                    Incorporated by reference to Form 10-K for the year
              Amended                                              ended December 31, 1999 (No. 000-21043)

   10.2.2     1997 Supplemental Long-Term Incentive                Incorporated by reference to Quarterly Report on
              Plan                                                 Form 10-Q for the quarter ended June 30, 1999 (No.
                                                                   000-21043)

    10.3      Employee Stock Purchase Plan                         Incorporated by reference to Registration Statement
                                                                   on Form S-1 (No. 33-80191)

   10.4.1     Proxy dated December 10, 1994 by Julie J.            Incorporated by reference to Registration Statement
              Jensen                                               on Form S-1 (No. 33-80191)

   10.4.2     Proxy dated December 10, 1994 by Jeffrey J.          Incorporated by reference to Registration Statement
              Jensen                                               on Form S-1 (No. 33-80191)

   10.4.3     Proxy dated December 10, 1994 by Janet               Incorporated by reference to Registration Statement
              Jensen Kreiger                                       on Form S-1 (No. 33-80191)

   10.4.4     Proxy dated December 10, 1994 by James J.            Incorporated by reference to Registration Statement
              Jensen                                               on Form S-1 (No. 33-80191)

   10.4.5     Proxy dated December 10, 1994 by Jami J.             Incorporated by reference to Registration Statement
              Jensen                                               on Form S-1 (No. 33-80191)

   10.4.6     Proxy dated March 23, 2000 by Gail E.                Incorporated by reference to Form 10-K for the year
              Granton individually and as trustee of The           ended December 31, 1999 (No. 000-21043)
              Granton Foundation

   10.4.7     Proxy dated June 10, 1996 by Ronald L.               Incorporated by reference to Registration Statement
              Jensen                                               on Form S-1 (No. 33-80191)






   10.5.1     Employment Agreement dated as of January             Incorporated by reference to Quarterly Report on
              1, 1998 between Howard A. Neckowitz and              Form 10-Q for the quarter ended June 30, 1998
              Pacific Gateway Exchange, Inc.                       (No. 000-21043)

   10.5.2     Employment Agreement dated as of January             Incorporated by reference to Quarterly Report on
              1, 1998 between Gail E. Granton and                  Form 10-Q for the quarter ended June 30, 1998
              Pacific Gateway Exchange, Inc.                       (No. 000-21043)

   10.5.3     Employment Agreement dated as of January             Incorporated by reference to Quarterly Report on
              1, 1998 between Ronald D. Anderson and               Form 10-Q for the quarter ended June 30, 1998
              Pacific Gateway Exchange, Inc.                       (No. 000-21043)

   10.5.4     Employment Agreement dated October                   Incorporated by reference to Quarterly Report on
              1, 1995 between Robert F. Craver and                 Form 10-Q for the quarter ended June 30, 1998
              Pacific Gateway Exchange, Inc.                       (No. 000-21043)

   10.5.5     Employment Agreement dated October                   Incorporated by reference to Quarterly Report on
              1, 1995 between Fred A. Weismiller and               Form 10-Q for the quarter ended June 30, 1998
              Pacific Gateway Exchange, Inc.                       (No. 000-21043)

   10.5.6     Restricted Stock Award Agreement dated               Incorporated by reference to Quarterly Report on
              December 30, 1997 between Howard A.                  Form 10-Q for the quarter ended June 30, 1999 (No.
              Neckowitz and Pacific Gateway Exchange, Inc.         000-21043)

   10.5.7     Restricted Stock Award Agreement dated               Incorporated by reference to Quarterly Report on
              July 21, 1998 between Thomas J. Murphy               Form 10-Q for the quarter ended June 30, 1999 (No.
              and Pacific Gateway Exchange, Inc.                   000-21043)

   10.5.8     Employment Agreement dated September 3,              Incorporated by reference to Form 10-K for the
              1998 between Thomas J. Murphy and                    quarter ended December 31, 1998 (No. 000-21043)
              Pacific Gateway Exchange, Inc.

    10.6      Telephone Service dated May 1, 1995                  Incorporated by reference to Registration Statement
              between Matrix Telecom, Inc. and Pacific             on Form S-1 (No. 33-80191)
              Gateway Exchange, Inc.

    10.7      Agreement for Billing Services dated                 Incorporated by reference to Registration Statement
              November 24, 1995 between Matrix                     on Form S-1 (No. 33-80191)
              Telecom, Inc. and Pacific Gateway
              Exchange, Inc.

    10.8      First Amended and Restated Credit                    Incorporated by reference to Form 10-K for the year
              Agreement among Pacific Gateway                      ended December 31, 1999 (No. 000-21043)
              Exchange, Inc., Pacific Gateway Exchange
              (Bermuda) Limited, Bank of America, N.A.
              and Deutsche Bank Securities Inc. dated
              November 23, 1999

    21.1      Subsidiaries                                         Incorporated by reference to Form 10-K for the year
                                                                   ended December 31, 1999 (No. 000-21043)

    23.1      Consent of Independent Accountants                   Incorporated by reference to Form 10-K for the year
                                                                   ended December 31, 1999 (No. 000-21043)

    27.1      Financial Data Schedule                              Incorporated by reference to Form 10-K for the year
                                                                   ended December 31, 1999 (No. 000-21043)