Form 10-Q/A
period 1999-03-31
PACIFIC GATEWAY EXCHANGE INC
filed 2000-05-04
CIK 1004967

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-QA

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

                         PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------


                                                                 Page
                                                                 ----
Part I -  FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited and restated)


        Consolidated condensed balance sheets as of

        March 31, 1999, and December 31, 1998

        Consolidated condensed statements of operations          1
        for the three-month periods ended
        March 31, 1999, and 1998

        Consolidated condensed statements of cash flows          2
        for the three-month periods ended
        March 31, 1999, and 1998

        Notes to consolidated condensed financial statements     3

Item 2: Management's discussion and analysis                     4
        of financial condition and results
        of operations (restated)

                                                                 6
Part II - OTHER INFORMATION

Item 1:  Legal Proceedings                                       11

Item 2:  Changes in Securities and Use of Proceeds               11

Item 3:  Defaults upon Senior Securities                         11

Item 4:  Submission of matters to a vote of security holders     11

Item 5:  Other information                                       11

Item 6:  Exhibits and reports on Form 8-K                        11


This amended filing contains restated financial information and related disclosures for the three months ended March 31, 1999 (See Note 1 to Consolidated Condensed Financial Statements).

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE,  INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                March 31,             December 31,
                                                                  1999                    1998
                                                            ----------------          --------------
                                                             (Unaudited and
                                                               Restated)
                                    ASSETS
Current Assets:
Cash and cash equivalents                                        $    25,397             $    30,041
Accounts receivable, net of allowance for doubtful
 accounts of $4,763 in 1999 and $4,312 in 1998                        84,901                  87,725
Prepaid expenses                                                       2,062                   1,244
Income taxes receivable                                                    -                   1,358
Deferred income tax                                                    2,286                   2,207
Other current assets                                                   1,481                   1,408
                                                                 -----------             -----------
    Total current assets                                             116,127                 123,983
Property and equipment:
Undersea fiber optic cables                                           36,516                  34,663
Long distance communications equipment                                62,612                  48,710
Computers and office equipment                                        11,023                   9,352
Leasehold improvements                                                 3,063                   2,004
Construction in progress                                               3,705                  13,587
Cable construction in progress                                        15,957                  12,066
                                                                 -----------             -----------
                                                                     132,876                 120,382
Less: accumulated depreciation                                        20,068                  17,335
                                                                 -----------             -----------
    Total property and equipment, net                                112,808                 103,047
Deposits and other assets                                             10,510                   8,607
                                                                 -----------             -----------
    Total assets                                                 $   239,445             $   235,637
                                                                 ===========             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                 $   111,409             $   118,303
Accrued liabilities                                                    4,779                   4,193
Income taxes payable                                                   3,871                       -
Line of credit                                                        12,700                   8,700
Other liabilities                                                        928                   1,740
                                                                 -----------             -----------
    Total current liabilities                                        133,687                 132,936
Other non-current liabilities                                          1,963                   2,062
                                                                 -----------             -----------
    Total liabilities                                                135,650                 134,998
                                                                 -----------             -----------
Stockholders' Equity:
Common stock                                                               2                       2
Additional paid in capital                                            65,814                  65,431
Deferred compensation-restricted stock                                (4,515)                 (4,618)
Foreign currency translation                                            (926)                     34
Retained earnings                                                     43,820                  40,190
Common stock held in treasury, at cost                                  (400)                   (400)
                                                                 -----------             -----------
    Total stockholders' equity                                       103,795                 100,639
                                                                 -----------             -----------
    Total liabilities and stockholders' equity                   $   239,445             $   235,637
                                                                 ===========             ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)
                                  (Unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                                       ---------------------------
                                                                           1999              1998
                                                                       ------------     ----------
                                                                        (restated)
 Revenues                                                               $  140,529       $ 105,072
 Cost of long distance services                                            121,435          89,241
                                                                        ----------       ---------
    Gross margin                                                            19,094          15,831
 Selling, general, and administrative expenses                              11,169           7,562
 Depreciation and amortization                                               2,781           1,963
                                                                        ----------       ---------
    Total operating expenses                                                13,950           9,525
                                                                        ----------       ---------
    Operating income                                                         5,144           6,306
 Interest income                                                              (218)           (613)
 Other (income) expense, net                                                  (223)             98
                                                                        ----------       ---------
    Income before income taxes                                               5,585           6,821
 Provision for income taxes                                                  1,955           2,445
                                                                        ----------       ---------
                                                                        $    3,630       $   4,376
                                                                        ==========       =========
    Net income per share - basic                                        $     0.19       $    0.23
                                                                        ==========       =========
    Net income per share - diluted                                      $     0.18       $    0.22
                                                                        ==========       =========
    Weighted-average number of common shares outstanding - basic            19,155          19,018
                                                                        ==========       =========
    Weighted-average number of common shares outstanding - diluted          19,631          19,930
                                                                        ==========       =========

    See accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                      Three Months
                                                                      Ended March 31,
                                                              -----------------------------
                                                                  1999             1998
                                                              -------------    ------------
                                                              (Restated)
Operating Activities:
Net income                                                    $      3,630    $      4,376
Adjustments to net income:
   Depreciation                                                      2,781           1,963
   Stock compensation expense                                          152             152
   Bad debt provision                                                  777           1,372
   Equity in earnings of affiliated companies, net                     397              96
   Changes in operating assets and liabilities:
    Accounts receivable                                              2,047          (3,655)
    Prepaid expenses                                                  (818)            488
    Income taxes receivable                                          1,358               -
    Deferred income tax                                                (79)              -
    Other current assets                                               (73)              -
    Deposits and other assets                                       (2,300)           (310)
    Accounts payable                                                (7,854)         (7,605)
    Accrued liabilities                                                586             282
    Federal income taxes payable                                     3,871           1,706
    Other liabilities                                                 (911)            993
                                                              ------------    ------------
   Net cash provided by (used in) operating activities               3,564            (142)
                                                              ------------    ------------

Investing Activities:
   Purchase of property and equipment                              (12,542)         (9,098)
   Investments in subsidiaries and affiliates                            -          (3,300)
                                                              ------------    ------------
   Net cash used in investing activities                           (12,542)        (12,398)
                                                              ------------    ------------

Financing Activities:
   Borrowings on revolving lines of credit                           4,000               -
   Exercise of stock options                                           334              73
                                                              ------------    ------------
   Net cash provided by financing activities                         4,334              73
                                                              ------------    ------------

Net decrease in cash and cash equivalents                           (4,644)        (12,467)
Cash and cash equivalents at beginning of the period                30,041          43,850
                                                              ------------    ------------
Cash and cash equivalents at end of the period                $     25,397    $     31,383
                                                              ============    ============

Supplemental data for non-cash investing
 and financing activities:
Common stock issued to investee                               $          -    $      1,800

    See accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  RESTATEMENT AND BASIS OF PRESENTATION
------------------------------------------

          The accompanying unaudited restated condensed consolidated balance sheet as of March 31, 1999 and the accompanying restated condensed consolidated statement of income for the three months ended March 31, 1999 have been restated to reflect certain adjustments. These adjustments were due to capitalization of certain expenses in incorrect periods, incorrect capitalization of expenses and other adjustments. The effect of these restatements is to reduce previously reported net income for the three months ended March 31, 1999 by $593,000 or $0.03 per diluted earnings per share. These restatements do not affect previously reported net cash flows.

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

(2)  EARNINGS PER SHARE
-----------------------


                                                    Income         Shares         Per-Share
     (in thousands, except per share amounts)     (Numerator)    (Denominator)      Amount
                                                  -----------    -------------    ----------
     Three Months Ended March 31, 1999
           (restated)
Basic EPS                                             $3,630         19,155        $   0.19
Effect of dilutive stock options and                       -            476           (0.01)
 restricted stock
                                                    --------       --------        --------
Diluted EPS                                           $3,630         19,631        $   0.18
                                                    ========       ========        ========
     Three Months Ended March 31, 1998
               Basic EPS                              $4,376         19,018        $   0.23
Effect of dilutive stock options and                       -            912            (.01)
 restricted stock                                   --------       --------        --------
Diluted EPS                                           $4,376         19,930        $   0.22
                                                    ========       ========        ========

(3)  COMPREHENSIVE INCOME (restated)
------------------------------------

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. In accordance with the adoption of SFAS No. 130, total comprehensive income was $2,670,000 for the three-month period ending March 31, 1999. Comprehensive income included foreign currency translation losses totaling $960,000.

(4)  SEGMENT INFORMATION (restated)
-----------------------------------

          Based primarily on services provided and geographic areas, the Company's operating segments are: U.S. wholesale, offshore, and value-added services. The Company's management regularly reviews the operating results of these segments; these segment results are integral to management's decision making process.

          U.S. wholesale provides international telecommunications services to U.S.-based carriers that originate international traffic, but do not have operating agreements with foreign carriers. U.S. wholesale also provides service to existing international carriers who terminate their overflow telecommunications traffic on its system. Additionally, U.S. wholesale provides service to customers with smaller traffic volumes.

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

          The results of operations for the Company's operating segments for the three months ended March 31, 1999, and 1998, were:


                                                U.S.                  Value-    Corporate
            (in thousands)                   Wholesale     Offshore   Added     And other     Total
                                             ---------     --------   -----     ---------     ------
     Three Months Ended March 31, 1999
               (Restated)
Total sales                                   $132,043      $31,469   $6,324    $      -     $169,836
Sales and transfers between segments           (20,968)      (8,339)       -           -      (29,307)
                                              --------      -------   ------    --------     --------
Revenues                                      $111,075      $23,130   $6,324    $      -     $140,529
Depreciation and amartization                 $  2,197      $   579   $    5    $      -     $  2,781
                                              --------      -------   ------    --------     --------
Operating income                              $  1,813      $ 2,468   $  863    $      -     $  5,144
                                              ========      =======   ======    ========     ========
Total assets at March 31, 1999                $159,006      $35,391   $5,101    $ 39,947     $239,445
                                              --------      -------   ------    --------     --------
     Three Months Ended March 31, 1998
Total sales                                   $ 98,540      $16,872   $3,044    $      -     $118,456
Sales and transfers between segments            (8,046)      (5,338)       -           -      (13,384)
                                              --------      -------   ------    --------     --------
Revenues                                      $ 90,494      $11,534   $3,044    $      -     $105,072
Depreciation and amortization                 $  1,607      $   356   $    -    $      -     $  1,963
                                              --------      -------   ------    --------     --------
Operating income                              $  4,602      $ 1,544   $  160    $      -     $  6,306
                                              ========      =======   ======    ========     ========
 Total assets at December 31, 1998            $151,491      $34,831   $5,857    $ 43,458     $235,637
                                              --------      -------   ------    --------     --------

     Item 2: Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Restated)

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

 PAGE>

Results of Operations


         The following table sets forth statements of operations data as a percentage of revenues for the period indicated.

                                                        Three Months
                                                      Ended March 31,
                                                 ---------------------------
                                                    1999            1998
                                                 -----------     -----------
                                                 (restated)
Total Revenues                                       100.0%          100.0%
Cost of long distance services                        86.4%           84.9%
                                                 ---------       ---------
     Gross margin                                     13.6%           15.1%
Selling, general, and administrative expenses          7.9%            7.2%
Depreciation and amortization                          2.0%            1.9%
                                                 ---------       ---------
     Total operating expenses                          9.9%            9.1%
                                                 ---------       ---------
     Operating income                                  3.7%            6.0%
Interest income                                       -0.1%           -0.6%
Other (income) expense, net                           -0.2%            0.1%
                                                 ---------       ---------
      Income before income taxes                       4.0%            6.5%
Provision for income taxes                             1.4%            2.3%
                                                 ---------       ---------
      Net income                                       2.6%            4.2%
                                                 =========       =========

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

Selling, General, and Administrative Expenses (as restated): Selling, general, and administrative expenses ("SG&A") as a percentage of revenues were 7.9% in the three months ended March 31, 1999, a slight increase from 7.2% in the same period in the prior year. Actual expenses increased to $11.2 million in the three months ended March 31, 1999, from $7.6 million in the three months ended March 31, 1998. This increase was due primarily to greater personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 203 at March 31, 1999, from 107 at March 31, 1998. The increase in sales commission expenses was primarily due to increased revenues.

Depreciation (as restated): Depreciation increased 41.7% to $2.8 million in the quarter ended March 31, 1999, from $2.0 million in the quarter ended March 31, 1998. Depreciation as a percentage of revenues was 2.0% of revenue for the current quarter and 1.9% for the same quarter in the prior year. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1998.

Income Tax (as restated): Income taxes decreased to $2.0 million in the three months ended March 31, 1999, from $2.4 million in the three months ended March 31, 1998, primarily due to decreased operating income. The effective tax rate was 35% in the quarter ended March 31, 1999 and 36% in the quarter ended March 31, 1998.

Liquidity and Capital Resources

         The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

         Net cash provided by operating activities (as restated) was $3.6 million for the three months ended March 31, 1999, compared to net cash used of $0.1 million for the three months ended March 31, 1998. This increase in cash provided by operating activities was primarily due to greater cash generating revenue and decreases in accounts receivable. Due to the timing differences in the international settlement process, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six-month lag in the international settlement process.

         Net cash used in investing activities (as restated) was $12.5 million for the three months ended March 31, 1999, and $12.4 million for the three months ended March 31, 1998. Capital expenditures for the three months ended March 31, 1999, were $12.5 million, an increase from $9.1 million in the same period in 1998. Capital expenditures in both 1999 and 1998 were for the acquisition of partial ownership interests in international fiber optic cable transmission systems and related equipment. In addition, in the first quarter of 1998, the Company acquired 16.66% of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia company, for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

         Net cash provided by financing activities (as restated) was $4.3 million for the three months ended March 31, 1999, and $0.1 for the same period in 1998. In 1999, the Company borrowed an additional $4.0 million under its line of credit (discussed below). The remainder of these cash inflows was from the exercise of stock options.

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

         At March 31, 1999, the Company had outstanding commitments of $160 million for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This includes the commitment to purchase undersea fiber optic cable in the US-Japan cable network for $76 million and in the TAT-14 cable system for $67 million. The Company expects to fund its investment in these two cable systems through operating cash flows, existing cash balances, and bank borrowings over the next two years. In April 1999, the Company committed to purchase $30 million of U.S. domestic broadband capacity from Williams Communications Group, Inc. and Williams agreed to purchase up to $30 million of capacity on Pacific Gateway's trans-Atlantic city center network.

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


                                       PACIFIC GATEWAY EXCHANGE, INC.



Dated: May 4, 2000

                                       By: /s/ Howard A. Neckowitz
                                           ---------------------------------
                                           Howard A. Neckowitz
                                           President and CEO
                                           (Authorized Signatory)


                                       By: /s/ Caye Hursey
                                           ---------------------------------
                                           Caye Hursey
                                           Acting Chief Financial Officer
                                           (Principal Accounting Officer)