Form 10-Q/A
period 1999-06-30
PACIFIC GATEWAY EXCHANGE INC
filed 2000-05-04
CIK 1004967

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

                               Yes  X   No _____
                                   ---

At July 30, 1999, the number of the registrant's Common Shares of $.0001 par value outstanding was 19,488,217.

                         PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
Part I -  FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited and restated)

          Consolidated condensed balance sheets as of
          June 30, 1999, and December 31, 1998                                 1

          Consolidated condensed statements of operations
          for the three-month and six-month periods ended
          June 30 , 1999 and 1998                                              2

          Consolidated condensed statements of cash flows
          for the six-month periods ended
          June 30 , 1999 and 1998                                              3

          Notes to consolidated condensed financial statements                 4

Item 2:   Management's discussion and analysis
          of financial condition and results
          of operations (restated)                                             7
Part II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                   14

Item 2:   Changes in Securities and Use of Proceeds                           14

Item 3:   Defaults upon Senior Securities                                     14

Item 4:   Submission of matters to a vote of security holders                 14

Item 5:   Other information                                                   14

Item 6:   Exhibits and reports on Form 8-K                                    14

This amended filing contains restated financial information and related disclosures for the three months and six months ended June 30, 1999 (See Note 1 to Consolidated Condensed Financial Statements).

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                          June 30,          December 31,
                                                                           1999                 1998
                                                                       ------------         ------------
                                                                      (unaudited and
                                                                         restated)
                                                ASSETS
Current Assets:
Cash and cash equivalents                                              $     16,170    $     30,041
Accounts receivable, net of allowance for doubtful accounts
     of $5,726 in 1999 and $4,312 in 1998                                   114,503          87,725
Prepaid expenses                                                              1,932           1,244
Income taxes receivable                                                           -           1,358
Deferred income tax                                                           2,286           2,207
Other current assets                                                          2,286           1,408
                                                                       ------------    ------------
     Total current assets                                                   137,177         123,983
Property and equipment:
Undersea fiber optic cables                                                  36,422          34,663
Long distance communications equipment                                       68,133          48,710
Computers and office equipment                                               13,680           9,352
Leasehold improvements                                                        3,654           2,004
Construction in progress                                                      7,497          13,587
Cable construction in progress                                               21,166          12,066
                                                                       ------------    ------------
                                                                            150,552         120,382
Less: accumulated depreciation                                               23,331          17,335
                                                                       ------------    ------------
     Total property and equipment, net                                      127,221         103,047
Goodwill                                                                      6,320             523
Deposits and other assets                                                     8,736           8,084
                                                                       ------------    ------------
     Total assets                                                      $    279,454    $    235,637
                                                                       ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                       $    132,026    $    118,303
Accrued liabilities                                                           5,191           4,193
Income taxes payable                                                          3,907               -
Line of credit                                                               21,700           8,700
Other liabilities                                                               646           1,740
                                                                       ------------    ------------
     Total current liabilities                                              163,470         132,936
Other non-current liabilities                                                 4,898           2,062
                                                                       ------------    ------------
     Total liabilities                                                      168,368         134,998
                                                                       ------------    ------------
Stockholders' Equity:
Common stock                                                                      2               2
Additional paid in capital                                                   72,467          65,431
Deferred compensation-restricted stock                                       (5,197)         (4,618)
Foreign currency translation                                                 (1,441)             34
Retained earnings                                                            45,655          40,190
Common stock held in treasury, at cost                                         (400)           (400)
                                                                       ------------    ------------
     Total stockholders' equity                                             111,086         100,639
                                                                       ------------    ------------
     Total liabilities and stockholders' equity                        $    279,454    $    235,637
                                                                       ============    ============

     See accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)
                                  (Unaudited)


                                                                 Three Months                        Six Months
                                                                Ended June 30,                     Ended June 30,
                                                         -----------------------------       ---------------------------
                                                             1999            1998                1999          1998
                                                         -------------   -------------       -------------  ------------
                                                          (restated)                          (restated)

 Revenues                                                   $ 139,586       $ 109,952            $280,115      $215,024
 Cost of long distance services                               121,433          92,951             242,868       182,192
                                                         -------------   -------------       -------------  ------------
      Gross margin                                             18,153          17,001              37,247        32,832
 Selling, general, and administrative expenses                 12,759           7,290              23,928        14,852
 Depreciation and amortization                                  3,344           2,146               6,125         4,109
                                                         -------------   -------------       -------------  ------------
      Total operating expenses                                 16,103           9,436              30,053        18,961
                                                         -------------   -------------       -------------  ------------
      Operating income                                          2,050           7,565               7,194        13,871
 Interest income, net                                            (249)           (556)               (467)       (1,169)
 Other (income) expense, net                                     (524)            496                (747)          594
                                                         -------------   -------------       -------------  ------------
      Income before income taxes                                2,823           7,625               8,408        14,446
 Provision for income taxes                                       988           2,740               2,943         5,185
                                                         -------------   -------------       -------------  ------------
      Net income                                            $   1,835       $   4,885            $  5,465      $  9,261
                                                         =============   =============       =============  ============
      Net income per share - basic                          $    0.10       $    0.26            $   0.29      $   0.49
                                                         =============   =============       =============  ============
      Net income per share - diluted                        $    0.09       $    0.25            $   0.27      $   0.46
                                                         =============   =============       =============  ============
      Weighted-average number of common shares
        outstanding - basic                                    19,207          19,060              19,170        19,041
                                                         =============   =============       =============  ============
      Weighted-average number of common shares
        outstanding - diluted                                  20,342          19,934              20,057        19,931
                                                         =============   =============       =============  ============

    See accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                       Six Months
                                                                     Ended June 30,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
                                                               (Restated)
Operating Activities:
Net income                                                    $      5,465    $      9,261
Adjustments to net income:
     Depreciation and amortization                                   6,125           4,108
     Stock compensation expense                                        434             304
     Bad debt provision                                              1,383           1,204
     Equity in earnings of affiliated companies, net                   977             152
     Changes in operating assets and liabilities:
        Accounts receivable                                        (26,904)        (22,110)
        Prepaid expenses                                              (688)           (361)
        Income taxes receivable                                      1,358               -
        Deferred income tax                                            (79)              -
        Other current assets                                          (878)              -
        Deposits and other assets                                   (1,573)            953
        Accounts payable                                            11,653          10,807
        Accrued liabilities                                            998             241
        Income taxes payable                                         3,907            (554)
        Other liabilities                                            1,742             409
                                                              -------------   -------------
     Net cash provided by operating activities                       3,920           4,414
                                                              -------------   -------------
Investing Activities:
     Purchase of property and equipment                            (30,214)        (13,988)
     Investments in subsidiaries and affiliates                     (1,850)         (3,314)
                                                              -------------   -------------
     Net cash used in investing activities                         (32,064)        (17,302)
                                                              -------------   -------------

Financing Activities:
     Borrowings on revolving line of credit                         13,000               -
     Exercise of stock options                                       1,273             360
     Other                                                               -             (57)
                                                              -------------   -------------
     Net cash provided by financing activities                      14,273             303
                                                              -------------   -------------

Net decrease in cash and cash equivalents                          (13,871)        (12,585)
Cash and cash equivalents at beginning of the period                30,041          43,850
                                                              -------------   -------------
Cash and cash equivalents at end of the period                $     16,170    $     31,265
                                                              =============   =============

Supplemental data for non-cash investing activities:
Common stock issued to investee                               $      4,750    $      1,800

          See accompanying Notes to Consolidated Condensed Financial Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)  RESTATEMENT AND BASIS OF PRESENTATION
------------------------------------------

     The accompanying unaudited restated condensed consolidated balance sheet as of June 30, 1999 and the accompanying restated condensed consolidated statement of income for the three and six months ended June 30, 1999 have been restated to reflect certain adjustments. These adjustments were due to capitalization of certain expenses in incorrect periods, incorrect capitalization of expenses and other audit adjustments. The effect of these restatements is to reduce previously reported net income by $736,000 (or $0.04 per diluted earnings per share) and by $1,330,000 (or $0.07 per diluted earnings per share) for the three months and six months ended June 30, 1999, respectively. These restatements do not affect previously reported net cash flows.

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


(2)  EARNINGS PER SHARE
-----------------------

                                                                                         Per-Share
       (in thousands, except per share amounts)          Income           Shares          Amount
                                                      ------------     ------------     -----------
     Three Months Ended June 30, 1999
               (restated)
Basic EPS                                                   $1,835           19,207           $ 0.10
Effect of dilutive stock options and restricted stock            -            1,135            (0.01)
                                                      ------------     ------------     ------------
Diluted EPS                                                 $1,835           20,342           $ 0.09
                                                      ============     ============     ============

     Three Months Ended June 30, 1998
Basic EPS                                                   $4,885           19,060           $ 0.26
Effect of dilutive stock options and restricted stock            -              874            (0.01)
                                                      ------------     ------------     ------------
Diluted EPS                                                 $4,885           19,934           $ 0.25
                                                      ============     ============     ============

     Six Months Ended June 30, 1999
               (restated)
Basic EPS                                                   $5,465           19,170           $ 0.29
Effect of dilutive stock options and restricted stock            -              887            (0.02)
                                                      ------------     ------------     ------------
Diluted EPS                                                 $5,465           20,057           $ 0.27
                                                      ============     ============     ============

     Six Months Ended June 30, 1998
Basic EPS                                                   $9,261           19,041           $ 0.49
Effect of dilutive stock options and restricted stock            -              890            (0.03)
                                                      ------------     ------------     ------------
Diluted EPS                                                 $9,261           19,931           $ 0.46
                                                      ============     ============     ============

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)  COMPREHENSIVE INCOME (restated)
------------------------------------

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. In accordance with the adoption of SFAS No. 130, total comprehensive income was $1.3 million and $4.0 million for the three- and six-month periods ended June 30, 1999, respectively. Comprehensive income included foreign currency translation losses.


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


(5)  SEGMENT INFORMATION (restated)
-----------------------------------

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------

     The results of operations for the Company's operating segments for the three- and six-month periods ended June 30, 1999, and 1998, were:


                                                    U.S.                                Value-         Corporate
                (in thousands)                    Wholesale          Offshore           Added          And Other           Total
                                                  ---------          --------           -----          ---------           -----
       Three Months Ended June 30, 1999
                  (restated)
Total sales                                       $  131,496         $   29,039          $  8,276     $       -           $ 168,811
Sales and transfers between segments                 (21,415)            (7,810)                -             -             (29,225)
                                                  ----------         ----------          --------     ---------           ---------
Revenues                                          $  110,081         $   21,229          $  8,276     $       -           $ 139,586
Depreciation and amortization                     $    2,605         $      705          $     34     $       -           $   3,344
                                                  ----------         ----------          --------     ---------           ---------
Operating income                                  $     (520)        $    1,054          $  1,516     $       -           $   2,050
                                                  ==========         ==========          ========     =========           =========

       Three Months Ended June 30, 1998
Total sales                                       $  105,545         $   16,089          $  4,653     $       -           $ 126,287
Sales and transfers between segments                 (12,319)            (4,016)                -             -             (16,335)
                                                  ----------         ----------          --------     ----------          ---------
Revenues                                          $   93,226         $   12,073          $  4,653     $       -           $ 109,952
Depreciation and amortization                     $    1,713         $      432          $      1     $       -           $   2,146
                                                  ----------         ----------          --------     ----------          ---------
Operating income                                  $    4,917         $    1,273          $  1,375     $       -           $   7,565
                                                  ==========         ==========          ========     ==========          =========

       Six Months Ended June 30, 1999
(restated)
Total sales                                       $  263,539         $   60,508          $ 14,600     $        -          $ 338,647
Sales and transfers between segments                 (42,383)           (16,149)                -              -            (58,532)
                                                  ----------         ----------          --------     ----------          ---------
Revenues                                          $  221,156         $   44,359          $ 14,600     $        -          $ 280,115
Depreciation and amortization                     $    4,802         $    1,284          $     39     $        -          $   6,125
                                                  ----------         ----------          --------     ----------          ---------
Operating income                                  $    1,292         $    3,523          $  2,379     $        -          $   7,194
                                                  ==========         ==========          ========     ==========          =========

       Six Months Ended June 30, 1998
Total sales                                       $  207,129         $   32,961          $  7,697     $        -          $ 247,787
Sales and transfers between segments                 (23,409)            (9,354)                -              -            (32,763)
                                                  ----------         ----------          --------     ----------          ---------
Revenues                                          $  183,720         $   23,607          $  7,697     $        -          $ 215,024
Depreciation and amortization                     $    3,320         $      788          $      1     $        -          $   4,109
                                                  ----------         ----------          --------     ----------          ---------
Operating income                                  $    9,518         $    2,818          $  1,535     $        -          $  13,871
                                                  ==========         ==========          ========     ==========          =========

Total assets at June 30, 1999 (restated)          $  196,822         $   42,952          $  9,167     $   30,513          $ 279,454
                                                  ----------         ----------          --------     ----------          ---------
Total assets at December 31, 1998                 $  151,491         $   34,831          $  5,857     $   43,458          $ 235,637
                                                  ----------         ----------          --------     ----------          ---------

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

The Company has experienced decreasing telecommunication services gross margin as a result of decreasing prices. These decreases have been partially offset by lower costs of providing services, which the Company expects to continue to decrease due to deregulation and technological advances. In 2000, the Company expects bandwidth sales to contribute substantially to its gross margin. Thereafter, as the Company invests in new cable systems and sells bandwidth capacity, it expects bandwidth sales to further contribute to its gross margin. After incurring initial losses due to start-up costs, the Company expects Internet services to contribute to its gross margin beginning in the fourth quarter of 2000.

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

Results of Operations


     The following table sets forth statements of operations data as a percentage of revenues for the periods indicated.

                                                              Three Months                      Six Months
                                                             Ended June 30,                   Ended June 30,
                                                       -------------------------        -------------------------
                                                          1999           1998              1999           1998
                                                       ----------     ----------        ----------     ----------
                                                       (restated)                       (restated)
Revenues                                                 100.0%         100.0%            100.0%         100.0%
 Cost of long distance services                           87.0%          84.5%             86.7%          84.7%
                                                       -------        -------           -------        -------
    Gross margin                                          13.0%          15.5%             13.3%          15.3%
Selling, general, and administrative expenses              9.1%           6.6%              8.5%           6.9%
Depreciation and amortization                              2.4%           2.0%              2.2%           1.9%
                                                       -------        -------           -------        -------
    Total operating expenses                              11.5%           8.6%             10.7%           8.8%
                                                       -------        -------           -------        -------
    Operating income                                       1.5%           6.9%              2.6%           6.5%
Interest income, net                                      -0.1%          -0.5%             -0.1%          -0.5%
Other (income) expense, net                               -0.4%           0.5%             -0.3%           0.3%
                                                       -------        -------           -------        -------
    Income before income taxes                             2.0%           6.9%              3.0%           6.7%
Provision for income taxes                                 0.7%           2.5%              1.0%           2.4%
                                                       -------        -------           -------        -------
    Net income                                             1.3%           4.4%              2.0%           4.3%
                                                       =======        =======           =======        =======

The Three-Month Periods Ended June 30, 1999 and 1998

Revenues:   Total revenues for the three-month period ended June 30, 1999, increased 27% to $140 million from $110 million. This increase resulted from an increase in the number of the Company's wholesale-carrier customers to 210 at June 30, 1999, from 153 at June 30, 1998. Additionally, the Company's retail business grew significantly, resulting in retail revenues of $8.3 million for the three-month period ended June 30, 1999, compared to $4.7 million for the three-month period ended June 30, 1998. As a result of these factors, total minutes for the three-month period ended June 31, 1999, increased 49.0% from the three-month period ended June 30, 1998, while the average price per minute charged to customers decreased to $0.24 in the three-month period ended June 30, 1999, compared to $0.29 in the same quarter last year. Changes in the terminating country mix with significantly different rates per minute, reductions in the rates received for the traffic terminating in and transiting the U.S., and increases in the incidental U.S. domestic terminating traffic influenced the average customer price per minute.

Gross margin:   Gross margin increased 7% to $18.2 million in the three-month period ended June 30, 1999, from $17.0 million in the same period in 1998. As a percentage of revenues, gross margin was 13.0% for the three-month period ended June 30, 1999, a decrease from 15.5% in the same period in 1998. Increased competition continues to drive prices downward resulting in decreased gross margin. The cost of long distance services increased to $121 million in the three-month period ended June 30, 1999, from $93 million in the three-month period ended June 30, 1998. This increase in costs represents continued growth in outbound traffic on new and existing routes.

Selling, general, and administrative expenses ("SG&A")(as restated):   SG&A
expenses increased 75% to $12.8 million in the three-month period ended June 30, 1999, from $7.3 million in the three-month period ended June 30, 1998. As a percentage of revenues, SG&A expenses were 9.1% in the three-month period ended June 30, 1999, up from 6.6% in the same period in 1998. This increase was due primarily to greater personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 275 at June 30, 1999, from 129 at June 30, 1998. In 1999, the Company hired additional retail and Internet services personnel to support and grow its business. The Company also hired retail back-office and telemarketing personnel to expand its ethnic marketing programs. The Company plans to continue expanding these functions to increase future revenues; and it expects to incur start-up costs in the near term to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation and amortization (as restated):   Depreciation and amortization
increased 56% to $3.3 million in the three-month period ended June 30, 1999, from $2.1 million in the same period in 1998. Depreciation as a percentage of revenues was 2.4% of revenue for the three-month period ended June 30, 1999, and 2.0% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since June 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems and related backhaul facilities and Internet services equipment are placed in-service.

Interest:   Interest income decreased to $0.2 million in the three-month period ended June 30, 1999, from $0.6 million in the three-month period ended June 30, 1998, due to decreased average cash balances. The Company had $20.6 million in average cash balances during the three-month period ended June 30, 1999, compared to $31.3 million in the same period in 1998. If the Company incurs additional debt (See Liquidity and Capital Resources, below), then interest expense will significantly increase. In the near term, the Company would invest the excess cash from a financing arrangement, thereby partially offsetting interest expense with interest income. In addition, the Company will capitalize the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income tax (as restated): Income taxes decreased 64% to $1.0 million in the three-month period ended June 30, 1999, from $2.7 million in the three-month period ended June 30, 1998, primarily due to decreased operating income. The effective tax rate was 35% in the quarter ended June 30, 1999, and 36% in the quarter ended June 30, 1998.


The Six-Month Periods Ended June 30, 1999 and 1998

Revenues:   Total revenues for the six-month period ended June 30, 1999, increased 30% to $280 million from $215 million in the same period in 1998.
This increase resulted from an increase in the number of the Company's wholesale-carrier customers to 210 at June 30, 1999, from 153 at June 30, 1998. Additionally, the Company's retail business grew significantly, resulting in retail revenues of $14.6 million for the six-month period ended June 30, 1999, compared to $7.7 million for the six-month period ended June 30, 1998. As a result of these factors, total minutes for the six-month period ended June 30, 1999, increased 48.0% from the six-month period ended June 30, 1998, while the average price per minute charged to customers decreased to $0.26 in the six months ended June 30, 1999, compared to $0.29 in the same period in 1998. While U.S wholesale and offshore prices decreased, the Company's higher-margin retail and value-added services operations grew, partially offsetting the lower wholesale price's impact on gross margin.

Gross margin:   Gross margin increased 13% to $37.2 million in the six-month period ended June 30, 1999, from $32.8 million in the same period in 1998. As a percentage of revenues, gross margin was 13.3% in the six-month period ended June 30, 1999, a decrease from 15.3% in the same period in 1998. Increased competition continues to drive prices downward resulting in decreased gross margins. The cost of long distance services increased to $242.9 million in the six-month period ended June 30, 1999, from $182.2 million in the same period in 1998. This increase in costs represents continued growth in outbound traffic on new and existing routes.

Selling, general, and administrative expenses ("SG&A") (as restated):   SG&A
expenses increased 61% to $23.9 million in the six-month period ended June 30, 1999, from $14.9 million in the same period in 1998. As a percentage of revenues, SG&A expenses were 8.5% in the six-month period ended June 30, 1999, an increase from 6.9% in the same period in 1998. This increase was due primarily to greater personnel, sales commission, and advertising expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 275 at June 30, 1999, from 129 at June 30, 1998. In 1999, the Company hired additional retail and Internet services personnel to support and grow its business. The Company also hired retail back-office and telemarketing personnel to expand its ethnic marketing programs. The Company plans to continue expanding these functions to increase future revenues; and it expects to incur start-up costs in the near term to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation and amortization (as restated):   Depreciation and amortization
increased 49% to $6.1 million in the six-month period ended June 30, 1999, from $4.1 million in the same period in 1998. Depreciation as a percentage of revenues was 2.2% for the six-month period ended June 30, 1999, and 1.9% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since June 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems and related backhaul facilities and Internet services equipment are placed in-service.

Interest:   Interest income decreased to $0.5 million in the six-month period ended June 30, 1999, from $1.2 million in the same period in 1998 due to decreased average cash balances. The Company had $23.4 million in average cash balances during the six-month period ended June 30, 1999, compared to $35.5 million in the same period in 1998. If the Company incurs additional debt (See Liquidity and Capital Resources, below), then interest expense will significantly increase. In the near term, the Company would invest the excess cash from a financing arrangement, thereby partially offsetting interest expense with interest income. In addition, the Company will capitalize the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income tax (as restated):   Income taxes decreased 43% to $2.9 million in the
six-month period ended June 30, 1999, from $5.2 million in the six-month period ended June 30, 1998, primarily due to decreased operating income. The effective tax rate was 35% for the six-month period ended June 30, 1999, and 36% for the six-month period ended June 30, 1998.

Liquidity and Capital Resources

     The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

     Net cash provided by operating activities (as restated) was $3.9 million for the six-month period ended June 30, 1999, compared to $4.4 million for the six-month period ended June 30, 1998. This decrease in cash provided by operating activities was primarily due to increases in receivables and other assets which was partially offset by increases in income taxes payable and other liabilities. Due to the timing differences in the international settlement process, the Company's accounts receivable turnover varies from its accounts payable turnover. The length of these turnovers is a function of different timing requirements in the Company's agreements with foreign partners. For example, the length of the Company's accounts payable turnover is partially due to its accounts payable with foreign partners, which generally have 180 day terms as a result of the six-month lag in the international settlement process.

     Net cash used in investing activities (as restated) was $32.1 million for the six-month period ended June 30, 1999, compared to $17.3 million for the six-month period ended June 30, 1998. Capital expenditures for the six-month period ended June 30, 1999, were $30.2 million, which included $9.1 million for undersea fiber optic cables in the Japan-U.S. and TAT-14 cable systems. Additional expenditures in the period were for offshore transmission equipment. Capital expenditures for the six month period ended June 30, 1998, totaled $14 million and were primarily for domestic switches. In addition, in the second quarter of 1999, the Company acquired Robo Tel, Inc., an international long-distance company, for $1.85 million in cash and $4.75 million in Pacific Gateway's common stock. In the first quarter of 1998, the Company acquired 16.66% of Ekonom S.A. de C.V. ("Ekonom"), a Mexican multimedia company, for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities (as restated) was $14.3 million for the six-month period ended June 30, 1999, and $0.3 million for the same period in 1998. In 1999, the Company borrowed an additional $13.0 million under its line of credit (discussed below). The remainder of these cash inflows was from the exercise of stock options.

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

     To fund its capital commitments and planned capital expenditures, the Company is exploring financing alternatives, including public or private sales of securities or obtaining a new credit facility to replace its $200 million commitment letter that lapsed in July 1999. The timing and terms of any financing activities will be subject to market conditions.

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

     Vendors and customer systems. The Company is evaluating its significant vendors and customers' Year 2000 readiness with respect to information systems used by those entities that could impact business with the Company. To the extent that the Company is not satisfied that a vendor is highly likely to be Year 2000 ready, it may seek an alternate or new vendor. There is no assurance, however, that such third parties will achieve full Year 2000 readiness or that the Company will receive assurances from such third parties. In the event that any of the Company's significant vendors and customers do not successfully and timely achieve Year 2000 readiness and the Company is unable to replace them with new or alternative vendors and customers, the Company's business or operations could be adversely affected.

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

     None
Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The Exhibit filed as part of this report is listed below:

     10.1 1997 Long-Term Incentive Plan -- filed with 10-Q for the period ended June 30, 1999

     10.2 Supplemental Incentive Plan -- filed with 10-Q for the period ended June 30, 1999

     10.3 Restricted Stock Agreement dated December 30, 1997, between
          Howard A. Neckowitz and Pacific Gateway Exchange, Inc. -- filed with 10-Q for the period ended June 30, 1999

     10.4 Restricted Stock Agreement dated July 21, 1998, between
          Thomas J. Murphy and Pacific Gateway Exchange, Inc. -- filed with 10-Q for the period ended June 30, 1999

Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: May 4, 2000

                              By: /s/ Howard A. Neckowitz
                                  ------------------------------
                                  Howard A. Neckowitz
                                  President and CEO
                                  (Authorized Signatory)


                              By: /s/ Caye Hursey
                                  ----------------
                                  Caye Hursey
                                  Acting Chief Financial Officer
                                  (Principal Accounting Officer)