Form 10-Q/A
period 1999-09-30
PACIFIC GATEWAY EXCHANGE INC
filed 2000-05-04
CIK 1004967

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

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited and restated)


         Consolidated condensed balance sheets
         As of September 30, 1999 and December 31, 1998                       1

         Consolidated condensed statements of operations
         for the three and nine months ended September 30 , 1999 and 1998     2

         Consolidated condensed statements of cash flows
         for the nine months ended September 30 , 1999 and 1998               3

         Notes to unaudited consolidated condensed financial statements       4

Item 2:  Management's discussion and analysis
         of financial condition and results
         of operations (restated)                                             9


Part II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   18

Item 2:  Changes in Securities and Use of Proceeds                           18

Item 3:  Defaults upon Senior Securities                                     18

Item 4:  Submission of matters to a vote of security holders                 18

Item 5:  Other information                                                   19

Item 6:  Exhibits and reports on Form 8-K                                    19


This amended filing contains restated financial information and related disclosures for the three and nine months ended September 30, 1999 (See Note 1 to Unaudited consolidated condensed financial statements).

Item 1.  Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,         December 31,
                                                                           1999                 1998
                                                                      --------------       --------------
                                                                      (unaudited and
                                                                         restated)
                              ASSETS
Current Assets:
Cash and cash equivalents                                              $       15,039      $      30,041
Accounts receivable, net of allowance for doubtful accounts
     of $6,970 in 1999 and $4,312 in 1998                                     144,585             87,725
Prepaid expenses                                                                1,771              1,244
Income taxes receivable                                                             -              1,358
Deferred income tax                                                             2,283              2,207
Other current assets                                                            2,595              1,408
                                                                       --------------      -------------
     Total current assets                                                     166,273            123,983
Property and equipment:
Fiber optic cables                                                             42,761             34,663
Long distance communications equipment                                         70,599             48,710
Computers and office equipment                                                 17,678              9,352
Leasehold improvements                                                          4,596              2,004
Construction in progress                                                       15,339             13,587
Cable construction in progress                                                 23,270             12,066
                                                                       --------------      -------------
                                                                              174,243            120,382
Less: accumulated depreciation                                                 26,962             17,335
                                                                       --------------      -------------
     Total property and equipment, net                                        147,281            103,047
Goodwill                                                                        8,247                523
Deposits and other assets                                                      15,738              8,084
                                                                       --------------      -------------
     Total assets                                                      $      337,539      $     235,637
                                                                       ==============      =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                       $      169,175      $     118,303
Accrued liabilities                                                             6,819              4,193
Income taxes payable                                                            4,858                  -
Other liabilities                                                                 882              1,740
                                                                       --------------      -------------
     Total current liabilities                                                181,734            124,236
Line of credit                                                                 26,800              8,700
Other non-current liabilities                                                  13,928              2,062
                                                                       --------------      -------------
     Total liabilities                                                        222,462            134,998
                                                                       --------------      -------------
Stockholders' Equity:
Common stock                                                                        2                  2
Additional paid in capital                                                     74,422             65,431
Deferred compensation-restricted stock                                         (6,861)            (4,618)
Foreign currency translation                                                     (636)                34
Retained earnings                                                              48,550             40,190
Common stock held in treasury, at cost                                           (400)              (400)
                                                                       --------------      -------------
     Total stockholders' equity                                               115,077            100,639
                                                                       --------------      -------------
     Total liabilities and stockholders' equity                        $      337,539      $     235,637
                                                                       ==============      =============

     See accompanying Notes to Consolidated Condensed Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)
                                  (unaudited)

                                                                    Three Months                         Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                            ----------------------------         ---------------------------
                                                                1999            1998                 1999           1998
                                                            ------------    ------------         ------------   ------------
                                                              (restated)                           (restated)
 Revenues                                                      $ 170,061       $ 124,853             $450,176       $339,877
 Cost of services and capacity sold                              144,964         104,644              387,832        286,836
                                                            ------------    ------------         ------------   ------------
      Gross profit                                                25,097          20,209               62,344         53,041
 Selling, general, and administrative expenses                    17,317          11,612               41,245         26,464
 Depreciation and amortization                                     3,785           2,209                9,910          6,318
                                                            ------------    ------------         ------------   ------------
      Total operating expenses                                    21,102          13,821               51,155         32,782
                                                            ------------    ------------         ------------   ------------
      Operating income                                             3,995           6,388               11,189         20,259
 Interest income, net                                               (158)           (532)                (625)        (1,701)
 Other income, net                                                  (299)         (1,712)              (1,046)        (1,118)
                                                            ------------    ------------         ------------   ------------
      Income before income taxes                                   4,452           8,632               12,860         23,078
 Provision for income taxes                                        1,558           2,980                4,501          8,165
                                                            ------------    ------------         ------------   ------------
      Net income                                               $   2,894       $   5,652             $  8,359       $ 14,913
                                                            ============    ============         ============   ============
      Net income per share - basic                             $    0.15       $    0.30             $   0.44       $   0.78
                                                            ============    ============         ============   ============
      Net income per share - diluted                           $    0.15       $    0.29             $   0.42       $   0.75
                                                            ============    ============         ============   ============
      Weighted-average number of common shares
        outstanding - basic                                       19,348          19,065               19,213         19,056
                                                            ============    ============         ============   ============
      Weighted-average number of common shares
        outstanding - diluted                                     19,670          19,752               19,825         19,924
                                                            ============    ============         ============   ============

    See accompanying Notes to Consolidated Condensed Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                          Nine Months
                                                                     Ended September 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
                                                                  (restated)
Operating Activities:
Net income                                                       $      8,359    $     14,913
Adjustments to net income:
     Depreciation and amortization                                      9,910           6,318
     Stock compensation expense                                           725             456
     Bad debt provision                                                 2,716             620
     Equity in earnings of affiliated companies, net                   (1,322)         (1,311)
     Changes in operating assets and liabilities:
        Accounts receivable                                           (58,319)        (24,526)
        Prepaid expenses                                                 (451)           (929)
        Income taxes receivable                                         1,358               -
        Deferred income tax                                               (76)              -
        Other current assets                                           (1,187)              -
        Deposits and other assets                                      (2,612)           (387)
        Accounts payable                                               49,601          28,607
        Accrued liabilities                                             2,626             936
        Income taxes payable (recoverable)                              4,858          (3,745)
        Other liabilities                                               4,838             723
                                                                 ------------    ------------
     Net cash provided by operating activities                         21,024          21,675
                                                                 ------------    ------------
Investing Activities:
     Purchase of property and equipment                               (47,631)        (30,924)
     Investments in subsidiaries and affiliates                        (8,734)         (3,314)
                                                                 ------------    ------------
     Net cash used in investing activities                            (56,365)        (34,238)
                                                                 ------------    ------------
Financing Activities:
     Borrowings on revolving line of credit                            18,100               -
     Exercise of stock options                                          1,273             491
     Distributions received from equity investees                         966               -
     Other                                                                  -             (57)
                                                                 ------------    ------------
     Net cash provided by financing activities                         20,339             434
                                                                 ------------    ------------

Net decrease in cash and cash equivalents                             (15,002)        (12,129)
Cash and cash equivalents at beginning of the period                   30,041          43,850
                                                                 ------------    ------------
Cash and cash equivalents at end of the period                   $     15,039    $     31,721
                                                                 ============    ============
Supplemental data:
Common stock issued to investee                                  $      4,750    $      1,800
Costs incurred for cable acquisition                             $      6,170    $          -
Interest paid                                                    $        993    $          -

          See accompanying Notes to Consolidated Condensed Financial
                                  Statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  RESTATEMENT AND BASIS OF PRESENTATION
------------------------------------------

     The accompanying unaudited restated condensed consolidated balance sheet as of September 30, 1999 and the accompanying restated condensed consolidated statement of income for the three and nine months ended September 30, 1999 have been restated to reflect certain adjustments. These adjustments were due to capitalization of certain expenses in incorrect periods, incorrect capitalization of expenses and other adjustments. The effect of these restatements is to reduce previously reported net income by $562,000 (or $0.03 per diluted earnings per share) and by $1,890,000 (or $0.10 per diluted earnings per share) for the three months and nine months ended September 30, 1999, respectively. These restatements do not affect previously reported net cash flows.

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

     In the second quarter, the Company entered into third party agreements to provide 20 year IRUs to 10.7% of the Delivered Capacity. The Company recorded these transactions as sales type leases and recognized $6.4 million in revenues related to these transactions during the three- and nine-month periods ended September 30, 1999. As discussed in Note 2, "Significant Accounting Standards", it is likely that future sales or leases of bandwidth capacity will be accounted for in accordance with FIN 43.

(4)  EARNINGS PER SHARE
-----------------------

                                                                                                            Per
                                                                                                           Share
       (in thousands, except per share amounts)                          Income           Shares           Amount
                                                                      ------------     ------------     ------------
     Three Months Ended September 30, 1999
                   (restated)
Basic EPS                                                                  $ 2,894           19,348           $ 0.15
Effect of dilutive stock options and restricted stock                            -              322                -
                                                                      ------------     ------------     ------------
Diluted EPS                                                                $ 2,894           19,670           $ 0.15
                                                                      ============     ============     ============

     Three Months Ended September 30, 1998
Basic EPS                                                                  $ 5,652           19,065           $ 0.30
Effect of dilutive stock options and restricted stock                            -              687            (0.01)
                                                                      ------------     ------------     ------------
Diluted EPS                                                                $ 5,652           19,752           $ 0.29
                                                                      ============     ============     ============

     Nine Months Ended September 30, 1999
                 (restated)
Basic EPS                                                                  $ 8,359           19,213           $ 0.44
Effect of dilutive stock options and restricted stock                            -              612            (0.02)
                                                                      ------------     ------------     ------------
Diluted EPS                                                                $ 8,359           19,825           $ 0.42
                                                                      ============     ============     ============

     Nine Months Ended September 30, 1998
Basic EPS                                                                  $14,913           19,056           $ 0.78
Effect of dilutive stock options and restricted stock                            -              868            (0.03)
                                                                      ------------     ------------     ------------
Diluted EPS                                                                $14,913           19,924           $ 0.75
                                                                      ============     ============     ============


(5)  COMPREHENSIVE INCOME (restated)
------------------------------------

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. In accordance with the adoption of SFAS No. 130, total comprehensive income was $3.7 million and $7.7 million for the three and nine months ended September 30, 1999, respectively. Comprehensive income included foreign currency translation gains and losses.

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

     In June 1999, the Company acquired the retail customers and assets of Robo Tel, Inc. for $6.6 million, consisting of $1.85 million in cash and $4.75 million in the Company's common stock. The customer base of approximately 25,000 is mainly Chinese and Vietnamese-American residential and small businesses customers based in the United States. There were $1.3 million of accounts receivable and $0.6 million of accounts payable; under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $5.9 million, which will be amortized over 10 years.


(7)  SEGMENT INFORMATION (restated)
-----------------------------------

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(7)  SEGMENT INFORMATION (restated) (Continued)
-----------------------------------------------

     The results of operations for the Company's operating segments for the three and nine months ended September 30, 1999, and 1998, were:

                                                  Telecomm
                                                 -unication      Bandwidth      Internet         Corp./
    (in thousands)                                Services       Services       Services         Other         Total
                                                  --------       --------       --------       --------       --------
     Three Months Ended
     September 30, 1999
         (restated)
Total sales                                       $183,662       $  6,354       $    150       $      -       $190,166
Inter-company                                      (20,105)             -              -              -        (20,105)
                                                  --------       --------       --------       --------       --------
Revenues                                          $163,557       $  6,354       $    150       $      -       $170,061
Depreciation                                      $  3,726       $      -       $     59       $      -       $  3,785
                                                  --------       --------       --------       --------       --------
Operating income                                  $  3,340       $  5,151       $ (4,496)      $      -       $  3,995
                                                  ========       ========       ========       ========       ========
     Three Months Ended
     September 30, 1998
Total sales                                       $137,592       $      -       $      -       $      -       $137,592
Inter-company                                      (12,739)             -              -              -        (12,739)
                                                  --------       --------       --------       --------       --------
Revenues                                          $124,853       $      -       $      -       $      -       $124,853
Depreciation                                      $  2,209       $      -       $      -       $      -       $  2,209
                                                  --------       --------       --------       --------       --------
Operating income                                  $  6,388       $      -       $      -       $      -       $  6,388
                                                  ========       ========       ========       ========       ========
     Nine Months Ended
     September 30, 1999
          (restated)
Total sales                                       $507,496       $  6,354       $    150      $       -       $514,000
Inter-company                                      (63,824)             -              -              -        (63,824)
                                                  --------       --------       --------       --------       --------
Revenues                                          $443,672       $  6,354       $    150      $       -       $450,176
Depreciation                                      $  9,851       $      -       $     59      $       -       $  9,910
                                                  --------       --------       --------       --------       --------
Operating income                                  $ 10,534       $  5,151       $ (4,496)     $       -       $ 11,189
                                                  ========       ========       ========      =========       ========

     Nine Months Ended
     September 30, 1998
Total sales                                       $377,682       $      -       $      -      $       -       $377,682
Inter-company                                      (37,805)             -              -              -        (37,805)
                                                  --------       --------       --------       --------       --------
Revenues                                          $339,877       $      -       $      -      $       -       $339,877
Depreciation                                      $  6,318       $      -       $      -      $       -       $  6,318
                                                  --------       --------       --------      ---------       --------
Operating income                                  $ 20,259       $      -       $      -      $       -       $ 20,259
                                                  ========       ========       ========      =========       ========

Total assets at
September 30, 1999 (restated)                     $281,710       $ 23,270       $  6,906       $ 25,653       $337,539
                                                  ========       ========       ========       ========       ========

Total assets at
December 31, 1998                                 $192,179       $      -       $      -       $ 43,458       $235,637
                                                  ========       ========       ========       ========       ========

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The Company has begun selling or leasing bandwidth capacity on its global network. As of September 30, 1999, the Company had entered into agreements to sell or lease bandwidth capacity (including maintenance services) valued by the parties at $141.1 million. Of the $141.1 million, $30.0 million relates to operating and maintenance revenues to be received over the terms of the contracts (which is generally 20 years), $57.5 million consists of other cash proceeds that the Company expects to receive over time and the balance consists of network assets valued by the parties at $53.6 million to be delivered over time in exchange for bandwidth capacity. Of these amounts, the Company expects to receive cash proceeds, including operating and maintenance revenues, of $7.8 million in 1999 and $15.4 million in 2000. The proceeds from these sales or leases will be used to fund the expansion of the Company's network and to meet working capital requirements and other cash needs. The exchanged assets will provide the Company with a more extensive network to support its other operations.

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

Results of Operations

     The following table sets forth statements of operations data as a percentage of revenues for the periods indicated.

                                                                   Three Months                      Nine Months
                                                               Ended September 30,               Ended September 30,
                                                            -------------------------        -------------------------
                                                               1999           1998              1999            1998
                                                            ----------     ----------        ----------      ---------
                                                            (restated)                       (restated)
Revenues                                                      100.0%         100.0%            100.0%          100.0%
 Cost of services and capacity sold                            85.2%          83.8%             86.2%           84.4%
                                                            -------        -------           -------         -------
    Gross margin                                               14.8%          16.2%             13.8%           15.6%
Selling, general, and administrative expenses                  10.2%           9.3%              9.2%            7.7%
Depreciation and amortization                                   2.2%           1.8%              2.2%            1.9%
                                                            -------        -------           -------         -------
    Total operating expenses                                   12.4%          11.1%             11.4%            9.6%
                                                            -------        -------           -------         -------
    Operating income                                            2.4%           5.1%              2.5%            6.0%
Interest income, net                                           -0.0%          -0.4%             -0.1%           -0.5%
Other income, net                                              -0.2%          -1.4%             -0.2%           -0.3%
                                                            -------        -------           -------         -------
    Income before income taxes                                  2.6%           6.9%              2.8%            6.8%
Provision for income taxes                                      0.9%           2.4%              1.0%            2.4%
                                                            -------        -------           -------         -------
    Net income                                                  1.7%           4.5%              1.9%            4.4%
                                                            =======        =======           =======         =======

Three Months Ended September 30, 1999, Compared to the Three Months Ended September 30 ,1998

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

Gross profit (as restated):   Gross profit increased 24% to $25.1 million in the
three months ended September 30, 1999, from $20.2 million in the same period in 1998. Gross margin decreased to 14.8% for the three months ended September 30, 1999, from 16.2% in the same period in 1998. Telecommunication gross profit decreased to $19.6 million in the three months ended September 30, 1999, from $20.2 in the same period in 1998. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by gross profit generated from Company's retail operations that are higher than its wholesale gross margins due to retail prices that are higher than wholesale prices. Bandwidth gross profit was $5.4 million for the three months ended September 30, 1999, due to the delivery of bandwidth capacity on the Company's network under sale or lease agreements. Internet service gross profit was $0.1 million for the three months ended September 30, 1999.

Selling, general, and administrative expenses ("SG&A") (as restated):   SG&A
expenses increased 49% to $17.3 million in the three months ended September 30, 1999, from $11.6 million in the same period in 1998. As a percentage of revenues, SG&A expenses were 10.2% in the three months ended September 30, 1999, up from 9.3% in the same period in 1998. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 370 at September 30, 1999, from 142 at September 30, 1998. During the period, the Company hired additional retail back-office and telemarketing personnel supporting its increasing revenue base and personnel supporting the commencement of its Internet services' business. The Company plans to continue expanding these functions to increase future revenues and cash flows. During the three-month period ended September 30, 1999, the Company also has incurred approximately $4.4 million in start-up and related costs for its Internet operations. In the near term, the Company expects to incur additional start-up costs to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation and amortization (as restated):   Depreciation and amortization
increased 71% to $3.8 million in the three months ended September 30, 1999, from $2.2 million in the same period in 1998. Depreciation as a percentage of revenues was 2.2% for the three months ended September 30, 1999, and 1.8% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since September 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems, the related backhaul facilities, and the Company's Internet service equipment are placed in-service.

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

Income tax (as restated):   Income taxes decreased 48% to $1.6 million in the
three months ended September 30, 1999, from $3.0 million in the three-month period ended September 30, 1998, primarily due to decreased operating income. The effective tax rate was 35% in the quarters ended September 30, 1999 and 1998.

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

Gross profit (as restated):   Gross profit increased 17.5% to $62.3 million in
the nine months ended September 30, 1999, from $53.0 million in the same period in 1998. Gross margin decreased to 13.8% in the nine months ended September 30, 1999, from 15.6% in the same period in 1998. Telecommunication gross profit increased 7.2% to $56.8 million in the nine months ended September 30, 1999, from $53.0 in the same period in 1998. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by gross profit generated from Company's retail operations that are higher than its wholesale gross margins due to retail prices that are higher than wholesale prices. Bandwidth gross profit was $5.4 million for the nine months ended September 30, 1999, due to the delivery of bandwidth capacity on the Company's network. Internet gross profit was $0.1 million for the nine months ended September 30, 1999.

Selling, general, and administrative expenses (as restated):   SG&A expenses
increased 55.9% to $41.2 million in the nine months ended September 30, 1999, from $26.5 million in the same period in 1998. As a percentage of revenues, SG&A expenses were 9.2% in the nine months ended September 30, 1999, an increase from 7.7% in the same period in 1998. This increase was due primarily to increased personnel and sales commission expenses. The increase in personnel expenses was directly related to the increase in the number of employees in the Company's wholly-owned subsidiaries to 370 at September 30, 1999, from 142 at September 30, 1998. During the period, the Company hired retail back-office and telemarketing personnel supporting its increasing revenue base and additional personnel to support the commencement of its Internet services' business. The Company plans to continue expanding these functions to increase future revenues and cash flows. During the nine months ended September 30, 1999, the Company also has incurred approximately $4.4 million in start-up and related costs for its Internet initiatives. In the near term, the Company expects to incur additional start-up costs to provide Internet services. The increase in sales commission expenses was due to increased revenues.

Depreciation and amortization (as restated):   Depreciation and amortization
increased 57% to $9.9 million in the nine months ended September 30, 1999, from $6.3 million in the same period in 1998. Depreciation as a percentage of revenues was 2.2% for the nine months ended September 30, 1999, and 1.9% for the same period in 1998. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since September 30, 1998. Depreciation will continue to increase as the Japan-U.S. and TAT-14 cable systems, the related backhaul facilities, and the Company's Internet service equipment are placed in service.

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

Income tax (as restated):   Income taxes decreased 45% to $4.5 million in the
nine months ended September 30, 1999, from $8.2 million in the same period in 1998, primarily due to decreased operating income. The effective tax rate decreased to 35.0% for the nine months ended September 30, 1999, from 35.4% for the same period in 1998.

Liquidity and Capital Resources

     The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

     Net cash provided by operating activities (as restated) increased to $21.0 million for the nine-month period ended September 30, 1999, from $21.7 million for the same period in 1998. This increase in cash provided by operating activities was primarily due to higher revenues, partially offset by costs associated with the commencement of the Company's Internet operations

     Net cash used in investing activities (as restated) was $56.4 million for the nine-month period ended September 30, 1999, from $34.2 million for the same period in 1998. Capital expenditures for the nine-month period ended September 30, 1999, were $47.6 million, compared to $30.9 million in the same period in 1998. The capital expenditures in 1999 were for undersea fiber optic cable and offshore transmission equipment, while capital expenditures in 1998 were primarily for transmission equipment. Capital expenditures for the nine months ended September 30, 1998, totaled $31 million and were primarily for domestic switches. In addition, in the third quarter of 1999, the Company purchased a retail customer base for $4.5 million in cash and acquired Onyx Internet Ltd., a United Kingdom Internet service provider and Web designer, for $2.4 million in cash. In the second quarter of 1999, the Company acquired Robo Tel, Inc., an international long-distance company, for $1.85 million in cash and $4.75 million in Pacific Gateway's common stock. In the first quarter of 1998, the Company acquired 16.66% of a Mexican multimedia company for $3.3 million in cash and $1.8 million in Pacific Gateway's common stock.

     Net cash provided by financing activities (as restated) was $20.3 million for the nine-month period ended September 30, 1999, and $0.4 million for the same period in 1998. In 1999, the Company borrowed an additional $18.1 million under its existing credit facility (discussed below). The remainder of these cash inflows was from the exercise of stock options and dividends from our equity investment in PinTouch.

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


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: May 4, 2000

                              By: /s/ Howard A. Neckowitz
                                  ---------------------------------
                                  Howard A. Neckowitz
                                  President and CEO
                                  (Authorized Signatory)


                              By: /s/ Caye Hursey
                                 ----------------------------------
                                 Caye Hursey
                                 Acting Chief Financial Officer
                                 (Principal Accounting Officer)