Form 10-Q
period 2000-03-31
PACIFIC GATEWAY EXCHANGE INC
filed 2000-05-22
CIK 1004967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED March 31, 2000

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

At May 8, 2000, the number of the registrant's Common Shares of $.0001 par value outstanding was 20,003,085.

                        PACIFIC GATEWAY EXCHANGE, INC.

                               TABLE OF CONTENTS
                               -----------------


                                                              Page
                                                              ----

Part I -  FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

        Condensed consolidated balance sheets as of
        March 31, 2000, and December 31, 1999                   1

        Condensed consolidated statements of operations
        for the three-month periods ended
        March 31 , 2000 and 1999                                2

        Condensed consolidated statements of cash flows
        for the three-month periods ended
        March 31 , 2000 and 1999                                3

        Notes to condensed consolidated financial statements    4

Item 2: Management's discussion and analysis
        of financial condition and results
        of operations                                           10


Part II - OTHER INFORMATION

Item 1:  Legal Proceedings                                      19

Item 2:  Changes in Securities and Use of Proceeds              19

Item 3:  Defaults upon Senior Securities                        19

Item 4:  Submission of matters to a vote of security holders    19

Item 5:  Other information                                      19

Item 6:  Exhibits and reports on Form 8-K                       20


                        PACIFIC GATEWAY EXCHANGE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      March 31,       December 31,
                                                                        2000             1999
                                                                   --------------     -------------
                              ASSETS                                 (Unaudited)
Current Assets:
Cash and cash equivalents                                                $ 27,725          $ 27,189
Accounts receivable, net of allowance for doubtful accounts
      of $10,700 and $7,846, respectively                                 155,214           133,998
Prepaid expenses                                                            1,070             1,065
Deferred income tax                                                         2,790             3,701
Other current assets                                                        6,995             6,455
                                                                   --------------     -------------
      Total current assets                                                193,794           172,408
Property and equipment, net                                               184,944           169,187
Intangible assets, net                                                     27,006            17,830
Deferred income tax                                                         2,090             2,227
Deposits and other assets                                                   9,871            13,153
                                                                   --------------     -------------
      Total assets                                                      $ 417,705         $ 374,805
                                                                   ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                        $ 200,670         $ 154,601
Line of credit                                                             75,400            54,100
Accrued liabilities                                                         9,466            13,156
Income taxes payable                                                        2,938             4,279
Equipment financing                                                         3,333                 -
Vendor financing                                                            2,700                 -
Other current liabilities                                                  15,678               660
                                                                   --------------     -------------
      Total current liabilities                                           310,185           226,796

Equipment financing                                                         6,119            10,000
Deferred income tax                                                         5,666             5,850
Other liabilities                                                           2,153            17,140
                                                                   --------------     -------------
      Total liabilities                                                   324,123           259,786
                                                                   --------------     -------------

Stockholders' Equity:
Common stock and additional paid-in capital                                84,824            76,534
Deferred compensation-restricted stock                                     (6,676)           (8,065)
Foreign currency translation                                               (1,714)           (1,285)
Retained earnings                                                          17,548            48,235
Common stock held in treasury, at cost                                       (400)             (400)
                                                                   --------------     -------------
      Total stockholders' equity                                           93,582           115,019
                                                                   --------------     -------------
      Total liabilities and stockholders' equity                        $ 417,705         $ 374,805
                                                                   ==============     =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net income per share)

                                                                 Three Months
                                                                Ended March 31,
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
                                                                   (Unaudited)

 Revenues                                                    $126,549      $140,529
 Cost of services and capacity sold                           113,854       121,435
                                                           ----------    ----------
      Gross profit                                             12,695        19,094
 Selling, general, and administrative expenses                 24,704        10,392
 Bad debt expense                                               4,300           777
 Depreciation and amortization                                  5,809         2,781
                                                           ----------    ----------
      Total operating expenses                                 34,813        13,950
                                                           ----------    ----------
      Operating income (loss)                                 (22,118)        5,144
 Acquisition and investment losses                              8,957             -
 Interest income, net                                            (216)         (218)
 Other income, net                                               (293)         (223)
                                                           ----------    ----------
      Income (loss) before income taxes                       (30,566)        5,585
 Provision for income taxes                                       121         1,955
                                                           ----------    ----------
      Net income (loss)                                     $ (30,687)      $ 3,630
                                                           ==========    ==========
      Net income (loss) per share - basic                     $ (1.57)       $ 0.19
                                                           ==========    ==========
      Net income (loss) per share - diluted                   $ (1.57)       $ 0.18
                                                           ==========    ==========
      Weighted-average number of common shares
        outstanding - basic                                    19,516        19,155
                                                           ==========    ==========
      Weighted-average number of common shares
        outstanding - diluted                                  19,516        19,631
                                                           ==========    ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                        PACIFIC GATEWAY EXCHANGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       Three Months
                                                                      Ended March 31,
                                                                 -------------------------
                                                                     2000          1999
                                                                 ---------       ---------
Operating Activities:
Net income (loss)                                                $ (30,687)        $ 3,630
Adjustments to net income:
     Depreciation and amortization                                   5,809           2,781
     Stock compensation expense                                        332             152
     Bad debt expense                                                4,300             777
     Acquisition and investment losses                               8,957               -
     Equity in earnings of affiliated companies, net                  (316)            397
     Changes in operating assets and liabilities:
        Accounts receivable                                        (25,207)          2,047
        Prepaid expenses                                                (5)           (818)
        Income taxes receivable                                          -           1,358
        Deferred tax asset                                           1,048             (79)
        Other current assets                                          (540)            (73)
        Deposits and other assets                                    3,240          (2,300)
        Accounts payable                                            46,443          (7,854)
        Accrued liabilities                                         (3,690)            586
        Income taxes payable (recoverable)                          (1,341)          3,871
        Deferred tax liability                                        (184)              -
        Other liabilities                                             (517)           (911)
                                                                 ---------       ---------
     Net cash provided by operating activities                       7,642           3,564
                                                                 ---------       ---------

Investing Activities:
     Purchase of property and equipment                            (21,566)        (12,542)
     Investments in subsidiaries and affiliates                     (9,551)              -
                                                                 ---------       ---------
     Net cash used in investing activities                         (31,117)        (12,542)
                                                                 ---------       ---------

Financing Activities:
     Borrowings on revolving line of credit                         21,300           4,000
     Vendor financing                                                2,700               -
     Exercise of stock options                                          11             334
                                                                 ---------       ---------
     Net cash provided by financing activities                      24,011           4,334
                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents                   536          (4,644)
Cash and cash equivalents at beginning of the period                27,189          30,041
                                                                 ---------       ---------
Cash and cash equivalents at end of the period                    $ 27,725        $ 25,397
                                                                 =========       =========
Supplemental data:
Common stock issued for acquisitions                               $ 9,336             $ -
Interest paid                                                      $ 1,840           $ 233

    See accompanying Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
(1)  GENERAL
------------

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1999. The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for future periods.

     Certain prior-year amounts have been reclassified to conform to the 2000 financial statement presentation.


(2)  EARNINGS PER SHARE
-----------------------

                                                         Income                             Per Share
(in thousands, except per share amounts)                 (loss)              Shares           Amount
                                                      -------------      ------------     ------------
    Three Months Ended March 31, 2000
Basic EPS                                                 ($30,687 )           19,516         ($ 1.57 )
Effect of dilutive stock options and restricted stock             -                 -                -
                                                      -------------      ------------     ------------
Diluted EPS                                                ($30,687)           19,516         ($ 1.57 )
                                                      =============      ============     ============

    Three Months Ended March 31, 1999
Basic EPS                                                $    3,630            19,155        $    0.19
Effect of dilutive stock options and restricted stock             -               476            (0.01)
                                                      -------------      ------------     ------------
Diluted EPS                                              $    3,630            19,631        $    0.18
                                                      =============      ============     ============


(3)  COMPREHENSIVE INCOME
-------------------------

     Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. Total comprehensive income (loss) was ($31.1) million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(4)  PROPERTY AND EQUIPMENT
---------------------------

    The Company has expanded its communications network. Costs associated directly with the construction are capitalized and depreciated over their useful lives.

    Property and Equipment consisted of:

                                            Depreciable         March 31,        December 31,
(dollars in thousands)                     Lives (Years)          1999              1999
                                         ---------------    ---------------   ---------------

Fiber optic cables                                    20           $ 37,281          $ 37,531
Long distance communications equipment               5-7             85,421            84,433
Computers and office equipment                       4-7             18,245            16,725
Leasehold improvements                     Term of lease              8,224             8,332
Construction in progress                               -             13,008            12,605
Cable construction in progress                         -             57,739            40,782
                                                            ---------------   ---------------
                                                                    219,918           200,408
                                                            ---------------   ---------------
Less: accumulated depreciation                                       34,974            31,221
                                                            ---------------   ---------------
  Total property and equipment, net                                $184,944          $169,187
                                                            ===============   ===============


(5)  ACQUISITIONS AND INVESTMENTS
---------------------------------

     In July 1999, the Company acquired a retail customer base for $7.0 million in cash. In March 2000, the Company paid an additional $1.6 million based on earnings of the acquired business. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total intangible assets and goodwill of $8.6 million, which will be amortized over periods ranging from three to 10 years.

     In November 1999, the Company acquired a retail customer base for $4.2 million in cash and 60,000 shares of the Company's common stock. In the three months ended March 31, 2000, the Company made the final cash payments of $2.8 million and issued the 60,000 shares of its common stock valued at $0.9 million on the issue date. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $5.1 million, which will be amortized over periods ranging from three to 10 years.

     Also in November 1999, the Company acquired a retail customer base for $3.4 million. The agreement stipulated that the Company pledge $5.4 million of its common stock as collateral for a $2.7 million cash payment due in 2000. In March 2000, the Company did not meet its cash payment obligation for this acquisition and instead issued 330,000 of its common shares with a value of $5.4 million at issuance. The Company believes that the $5.4 was impaired by $2.7 million. As a result, the Company has recorded an expense of $2.7 million in the three months ended March 31, 2000. The Company has recorded the remaining aggregate purchase price of $3.4 million as goodwill and will amortize the intangible asset over three to 10 years.

      In December 1999, the Company agreed to purchase the international retail division of NOSVA Limited Partnership for $40.2 million. The purchase price was comprised of $21.0 million in cash and $19.2 million of the Company's common stock. In January 2000, the Company paid $3.0 million in cash and issued 154,887 of its common shares with a value of $3.0 million at issuance. The aggregate consideration of $6.0 million represented a non-refundable deposit. The Company does not believe that it will complete the acquisition; therefore, it expensed the $6.0 million deposit in the three months ended March 31, 2000.

      In February 2000, the Company acquired a retail customer base for $0.2 million and the forgiveness of $0.3 million owed to the Company by the seller. Pending consummation of the purchase, the Company has recorded the $0.5 million in deposits and other assets.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(6)  SEGMENT INFORMATION
------------------------

     The Company is organized on the basis of products and services. Based on management's perspective, the Company's reportable segments are: (1) telecommunication services, which includes wholesale, offshore, and retail; (2) Internet services, representing the Company's acquisition of Onyx Internet in the third quarter of 1999 and its increased focus on the provision of services to the Internet industry; and (3) bandwidth services representing the Company's interests in high capacity fiber optic networks. The Company has announced the sale of its fiber optic cable capacity on both the TAT-14 and Japan-U.S. Cable Networks. This sale will significantly reduce the Company's bandwidth services operations.

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

     The Company has sold excess bandwidth capacity on its global network. The Company also exchanged bandwidth capacity for additional network facilities, which it will record as fixed assets.

     Corporate and other includes cash, equity investments, and other miscellaneous current and non-current assets. These assets are not allocated to the three operating segments.

     The results of operations for the Company's operating segments for the three months ended March 31, 2000 and 1999, were:

                                  Telecommunication          Internet          Bandwidth          Corp./
(in thousands)                         Services              Services          Services           Other             Total
                                --------------------       ------------      --------------    --------------   ---------------
    Three Months Ended
      March 31, 2000
Total sales                               $  146,626            $   670           $    92      $          -        $  147,388
Inter-company                                (20,839)                 -                 -                 -           (20,839)
                                --------------------    --------------     --------------    --------------   ---------------
Revenues                                  $  125,787            $   670           $    92      $          -        $  126,549
                                ====================    ===============    ==============    ==============   ===============
Depreciation                              $    5,627            $   182           $   -        $          -        $    5,809
                                ====================    ===============    ==============    ==============   ===============
Operating income (loss)                   $  (13,677)           $(8,375)          $   (66)     $          -         $ (22,118)
                                ====================    ===============    ==============    ==============   ===============

    Three Months Ended
      March 31, 1999
Total sales                               $  169,836       $          -      $          -      $          -        $  169,836
Inter-company                                (29,307)                 -                 -                 -           (29,307)
                                --------------------    ---------------    --------------    --------------   ---------------
Revenues                                  $  140,529       $          -      $          -      $          -        $  140,529
                                ====================    ===============    ==============    ==============   ===============
Depreciation                              $    2,781       $          -      $          -      $          -        $    2,781
                                ====================    ===============    ==============    ==============   ===============
Operating income                          $    5,144       $          -      $          -      $          -        $    5,144
                                ====================    ===============    ==============    ==============   ===============
Total assets at
March 31, 2000                            $  300,528            $ 9,398           $64,535           $43,244        $  417,705
                                ====================    ===============    ==============    ==============   ===============

Total assets at
December 31, 1999                         $  261,381            $ 8,998           $53,054           $51,372        $  374,805
                                ====================    ===============    ==============    ==============   ===============

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(7) DEBT
--------

 Line of Credit

     In November 1999, the Company obtained a $100 million credit facility from Deutsche Bank Securities Inc. and Bank of America Securities LLC. At March 31, 2000, the Company had $75.4 million in borrowings under this credit facility. At March 31, 2000, due the Company's default on certain of its covenants, the facility was reduced to $75.4 million.

     At May 15, 2000, the Company was in default of certain provisions of its bank credit facility, including a payment default. The banks agreed to waive these defaults through May 22, 2000, to permit the orderly re-negotiation of its credit facility. The Company is actively negotiating with its banks to amend the terms of the bank credit facility and to receive a further waiver of its existing defaults as well as an extension of its May 15, 2000, repayment obligation. The Company is seeking to retain a portion of the approximately $52.0 million in cash proceeds that it expects to receive from the sale of its interests in the Japan-U.S. and TAT-14 Cable Networks.

 Equipment Financing

     In December 1999, the Company obtained $10.0 million in equipment financing from GE Capital CEF (GECC), to be used to finance its expansion and to meet its working capital needs. The Company used certain of its switching equipment as collateral for the 3 year financing arrangement. At March 31, 2000, the balance was $3.3 million and $6.1 million of current and non-current debt, respectively. There are no defaults under this financing arrangement.

 Vendor Financing

     In December 1999, the Company obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation. The facility may be used to finance the purchase of Cisco Internet routers and related hardware and software. At March 31, 2000, the Company had $2.7 million outstanding under this facility. The Company's default under its bank credit agreement also resulted in a cross default under its Cisco financing arrangement, therefore, it may not utilize any additional credit under this facility until it remedies its default status. The Company is seeking a waiver from Cisco to retain the facility.

 Security Interest

     In April 2000, the Company agreed to pledge certain of its assets to MCI WorldCom, Inc. ("MCI WorldCom") due to its inability to meet its obligation for telecommunication services. The Company pledged the security interest to avoid termination of services from MCI, one of its most significant vendors. The Company also made a cash payment to MCI WorldCom and agreed to make weekly payments until the account is current.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(8) Other Liabilities

The Company's other current liabilities consisted of:

(dollars in thousands)                          March 31,       December 31,
                                                  1999              1999
                                            ---------------   ---------------

Bandwidth Commitment (1)                            $ 7,532              $  -
Deferred Revenue                                      5,611                 -
Other                                                 2,535               660
                                            ---------------   ---------------
  Other liabilities                                 $15,678              $660
                                            ===============   ===============

(1) The Company will settle this liability in kind with the delivery of bandwidth capacity to third parties.


The Company's other (non-current) liabilities consisted of:

(dollars in thousands)                          March 31,       December 31,
                                                  1999              1999
                                            ---------------   ---------------

Bandwidth Commitment (1)                             $    -           $ 7,532
Deferred Revenue                                          -             7,057
Other                                                 2,153             2,551
  Other liabilities                                  $2,153           $17,140
                                            ===============   ===============

(1) The Company will settle this liability in kind with the delivery of bandwidth capacity to third parties.

(9)  RELATED PARTY TRANSACTIONS
-------------------------------

     The Company is provided services by a legal firm in which one of the Company's directors is a partner. The Company recorded legal expenses of $0.9 million and $0.4 million in the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, the Company owed the firm $0.9 million and $0.3 million, respectively.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(10)  CONTINGENCIES
-------------------

     The Company is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not expect that they will have a material adverse impact on the Company's financial position or results of operations.

     In addition, on April 7, 2000, a complaint was filed naming certain officers of the Company. The complaint purports to be a securities class action on behalf of persons who purchased publicly traded securities of the Company between May 13, 1999, and March 31, 2000. The complaint alleges that between May 13, 1999, and March 31, 2000, material false and misleading statements were made about the Company's financial results and condition. The complaint seeks monetary damages, interest, and costs, as well as other relief that may be proper. After the filing of this complaint, other complaints were filed in the United States District Court for the Northern District of California, making similar allegations. The Company anticipates that all of these actions will be consolidated into a single action. While management denies liability and intends to vigorously defend these actions, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse impact on the Company's financial condition or results of operations.

     In March 2000, a leading developer of Internet infrastructure software agreed to make an equity investment of up to $8.0 million in Onyx Networks, the Company's Internet subsidiary, conditioned upon other investments of an equal amount. In addition, Onyx committed to purchase approximately $28.0 million of software from the investor. The $28.0 million is payable monthly over 15 to 24 months, beginning June 1, 2000. The Company has guaranteed these payments.


(11)  SUBSEQUENT EVENT
----------------------

     In May 2000, the Company announced the sale of its fiber optic cable capacity on both the TAT-14 and the Japan-U.S. Cable Networks and two of its related Japanese subsidiaries to Metromedia Fiber Network, Inc. ("MFN").

     Under the terms of the sale, the Company will receive approximately $52 million in net cash proceeds from the sale and MFN will assume the Company's future payment obligations of approximately $105 million to the cable consortiums that own and operate them. The Company intends to use the cash proceeds to immediately reduce its indebtedness. Additionally, the Company will retain the right to purchase cable capacity to meet its existing customer capacity obligations and for its growing Internet operations. Under the terms of the sale, the Company is purchasing capacity on the Japan-U.S. and TAT-14 Cable Networks at the in-service dates and upon expansion for approximately $74.0 million. The Company will not be required to purchase capacity in the event of customer cancellation prior to the applicable in-service date. The Company expects the Japan-U.S. Cable Network in-service date will be November 2000 and the expansion date will be July 2001. It also expects that the TAT-14 Cable Network in-service date will be in February 2001.

     The Company expects that the Japan-U.S. transaction will close by the end of May 2000 and that the TAT-14 transaction will close by mid-August 2000. The TAT-14 agreement is subject to the approval of the management committee of the TAT-14 Cable Network.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends," "expects," "estimates," or other similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications and Internet industries. They also relate to the Company's ongoing negotiations with its lenders and the outcome of pending litigation. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true.

     The forward looking statements in this Quarterly Report are subject to risks and uncertainties and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

1. availability of financing on acceptable terms and conditions in the credit market;
2.  actions and positions taken by the Company's lenders;
3. the availability of additional bandwidth for the Company's capacity obligations;
4. uncertainties in the development and growth of the Company's new business lines, such as the Company's Internet operations, including uncertainties about the difficulty of hiring appropriate personnel and competitive conditions;
5. the termination of operating agreements with other carriers or the inability to enter into additional operating agreements;
6.  inaccuracies in the Company's forecasts of traffic;
7. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable facilities or in the feasibility, timing, or expense of building or leasing such facilities;
8.  loss of the services of key officers;
9.  loss of a customer that provides significant revenues to the Company;
10. problems arising from recent acquisitions of other companies or facilities;
11. changes in the ratios between the amount of telephone traffic that the Company delivers and the amount that it receives and changes in expected future revenue from delayed proportional return traffic from foreign partners under the Company's operating agreements;
12. Internet growth at slower rates than expected;
13. consolidation of the Company's competitors within the telecommunications or Internet industries;
14. vendor responses to potential payment delays or defaults;
15. higher than anticipated costs;
16. the uncertainties inherent in litigation;
17. finding buyers for its possible, selected asset sales or delays in closing its agreed upon asset sales; or
18. other risk factors included in the Company's Report on Form 10-K, on file with the Securities and Exchange Commission.

     The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Pacific Gateway Exchange was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. Since then, the Company has undertaken five strategic initiatives in response to regulatory and technological developments: (1) as foreign countries deregulated their telecommunications markets, the Company started offshore wholesale operations; (2) in response to technological innovation and consumer demand, the Company entered the market for retail services; (3) to participate in the growth of the Internet, the Company recently began its own Internet operations providing connectivity services and it plans to provide co-location and other Internet services to the global Internet community; (4) to take advantage of the Internet as a medium of telephony, the Company recently began providing VoIP services to telecommunications carriers, ISPs, and other value-added service providers; and (5) to meet the growing global demand for high bandwidth fiber optic capacity, the Company acquired interests in strategic state-of-the-art undersea and land-based cable systems.

     Two major developments have caused the Company to re-focus its business operations. First, the Company's business has changed because margins in its international wholesale long-distance traffic have generally decreased as a result of competition. In addition, the Company has recently experienced a liquidity shortage. In response to these developments, the Company has taken the following steps:

     1) The Company has begun selling non-strategic assets. In May, 2000, the Company agreed to sell its fiber optic cable capacity on both the TAT-14 and the Japan-U.S. Cable Networks and two of its related Japanese subsidiaries to Metromedia Fiber Network, Inc. ("MFN"). Under the terms of the sale, the Company will receive approximately $52 million in net cash proceeds from the sale and will be relieved of the $105 million of cash payment obligations that would have been due in 2000. Under the MFN agreement, MFN will assume the Company's future payment obligations to the cable consortiums that own and operate them. The Company intends to use a portion of the cash proceeds to immediately reduce a substantial portion of its indebtedness. Additionally, the Company will retain the right to purchase cable capacity to meet its existing customer capacity obligations and for its growing Internet operations. The Company expects that the Japan-U.S. transaction will close by the end of May 2000 and that the TAT-14 transaction will close by mid-August 2000. The TAT-14 agreement is subject to the approval of the management committee of the TAT-14 Cable Network. Upon closing these sales, the Company will significantly reduce its bandwidth services.

     2) The Company is negotiating with its bankers to restructure its credit facility so that the bank covenants are suitable for its future operations and to provide the Company with working capital. At May 15, 2000, the Company was in default of certain provisions of its bank credit facility, including a payment default. The banks agreed to waive these defaults through May 22, 2000, to permit the orderly re-negotiation of its credit facility. The Company is actively negotiating with its banks to amend the terms of the bank credit facility and to receive a further waiver of its existing defaults as well as an extension of its May 15, 2000, repayment obligation. The Company is seeking to retain a portion of the approximately $52.0 million in cash proceeds that it expects to receive from the sale of its interests in the Japan-U.S. and TAT-14 Cable Networks. Although no assurances are possible, the Company expects that these discussions will quickly result in the consummation of a definitive agreement with terms beneficial to the Company. The Company is also seeking a waiver from Cisco Systems Capital Corporation of a cross-default under its $15.0 million vendor financing arrangement caused by the Company's default under its bank credit facility. In addition, the Company is engaged in negotiations with other possible lenders.

     3) The Company has begun to aggressively reduce costs in non-strategic areas of the Company's business. As a result of employee turnover and through targeted staff reductions, the Company has reduced the number of its employees from 386 at December 31, 1999, to 323 at May 19, 2000. The Company is also exploring other cost saving measures, including reducing its use of consultants in selected areas of the business.

     4) The Company also has reduced its planned expenditures by allowing its agreement to acquire the retail division of NOSVA Limited Partnership to terminate. As a result, the Company no longer is obligated to pay $18.0 million in cash or to issue $16.2 million of its common stock at or subsequent to closing.

     5) The Company has reinforced its financial and cash management executive functions by retaining the services of Caye Hursey as its Acting Chief Financial Officer and Deanna Lord, a CPA previously with PricewaterhouseCoopers LLP, as its Acting Controller. Ms. Hursey and Ms. Lord bring 20 years and 8 years, respectively, of finance and accounting experience to the Company.

     6) Finally, the Company is considering retaining the services of a management consulting firm to sell assets that are not essential to the Company's future operations. The Company is considering a sale of certain of its voice operations, including its offshore subsidiaries or its retail subsidiary.

     The Company believes that these measures, plus others that may be implemented in the future, will position the Company to meet the challenges now posed by the changing telecommunications marketplace and its liquidity situation. The Company expects its strategy to have a number of effects on its future results of operations. In particular, the Company expects to: (1) generate losses from its Internet services business as a result of substantial start-up costs; (2) incur increased interest expense attributable to indebtedness; and (3) incur increased administrative expenses as it pursues strategic and financing alternatives to address liquidity. The Company is increasingly focusing on its Internet operations and is de-emphasizing its wholesale selling efforts.

     The Company has been deriving its revenues from three operating segments: telecommunications, Internet, and bandwidth services. The Company's telecommunications revenues are based upon the number of minutes billable and recorded upon completion of a call. The Company generally prices its services at a lower cost than the major carriers operating in its global markets. The Company derives telecommunication revenues from carrying a mix of wholesale and retail long distance traffic in the U.S. and offshore.

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

     Cost of telecommunications revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport, and terminate calls. The majority of the Company's cost of telecommunication revenue is variable, based upon the number of minutes of use, with transmission and termination costs being its most significant expense. As the Company increases the portion of traffic transmitted over its owned or leased facilities, the cost of telecommunication revenue will be increasingly comprised of fixed costs. The Company seeks to lower its cost of telecommunication revenue by:

     .  optimizing the routing of calls over the lowest cost route;
     . increasing volumes on its owned lines to the extent possible; and . negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others.

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

        In the third quarter of 1999, the Company began generating Internet service revenues. Internet revenues include service provider fees and web design revenue. In the first quarter of 2000, Internet service revenues accounted for 1% of the Company's total revenues.

     In 1999, the Company entered into agreements to sell or lease bandwidth capacity. Upon completion of the sale of its fiber optic cable capacity on the TAT-14 and Japan-U.S. Cable Networks to MFN, the Company will retain purchase rights to meet its capacity obligations under these agreements; however, the MFN sale will significantly reduce the Comapny's future bandwidth services operations.

     The Company's selling, general, and administrative expenses are comprised primarily of salaries, commissions, occupancy costs, sales and marketing expenses, advertising expenses, administrative costs, and sales allowances. These expenses have been increasing consistently with the expansion of the Company's operations into retail and Internet services. The expansion of its Internet operations will require additional personnel, which likely will affect our operating results. In addition, the Company's current financial condition has resulted in increased administrative expenses for professional services. However, the Company is also reducing it workforce and expects that the resulting cost savings will partially offset its other expenditures that are expected to increase.

     The Company expects its capital investment activity to affect its operating results in the near term. Depreciation expense will increase when the Company's remaining bandwidth interests, related backhaul, and Internet service equipment are placed in-service. In addition, interest expense will increase in connection with borrowings to fund such expenditures. These costs will be incurred in advance of the expected improvements in operating results from such investments.

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

                                                 Three Months
                                                Ended March 31,
                                         ----------------------------
                                                2000             1999
                                          -----------      -----------
Total revenues                                 100.0%           100.0%
Cost of services and capacity sold              90.0%            86.4%
                                          -----------      -----------
    Gross profit                                10.0%            13.6%
Selling, general, and administrative
 expenses                                       19.5%             7.4%
                                          -----------      -----------
Bad debt expense                                 3.4%             0.5%
Depreciation and amortization                    4.6%             2.0%
                                          -----------      -----------
    Total operating expenses                    27.5%             9.9%
                                          -----------      -----------
    Operating income (loss)                    -17.5%             3.7%
Acquisition and investment loss                  7.1%             0.0%
Interest (income) expense, net                  -0.2%            -0.1%
Other (income) expense, net                     -0.2%            -0.2%
                                          -----------      -----------
    Income before income taxes                 -24.2%             4.0%
Provision for income taxes                       0.1%             1.4%
                                          -----------      -----------
    Net income (loss)                          -24.1%             2.6%
                                         ===========      ===========

Three Months Ended March 31, 2000, Compared to the Three Months Ended March 31, 1999

Revenues: Total revenues for the three-month period ended March 31, 2000, decreased 10.5% to $126.4 million from $140.5 million. Telecommunications revenues decreased 10.0% to $125.8 million in the three months ended March 31, 2000, from $140.5 million in the same period in 1999. The decrease in revenue was primarily due to the Company's shift to higher margin operations and the loss of key customers because of the Company's liquidity shortage, which it is working to remedy. Although the Company's minutes of use increased to 610 million from 511 million, the average price per minute charged to customers decreased to $0.21 in the three months ended March 31, 2000, compared to $0.28 for the same period in 1999. The decrease was a result of increased competition. Partially offsetting the decrease in the per minute price was an increase in the Company's retail volume. Internet revenue for the current three months was $0.7 million, reflecting the commencement of the Company's Internet services in September 1999.

Gross profit:   Gross profit decreased 34% to $12.7 million in the three months ended March 31, 2000, from $19.1 million in the same period in 1999. Gross margin decreased to 10.0% for the three months ended March 31, 2000, from 13.6% in the same period in 1999. Telecommunication gross profit decreased to $12.1 million in the three months ended March 31, 2000, from $19.1 million in the same period in 1999. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by higher gross profit generated from the Company's retail operations. Internet service gross profit was $0.5 million for the three months ended March 31, 2000.

Selling, general, and administrative expenses ("SG&A"): SG&A expenses increased 138% to $24.7 million in the three months ended March 31, 2000, from $10.4 million in the same period in 1999. As a percentage of revenues, SG&A expenses were 19.5% in the three months ended March 31, 2000, up from 7.4% in the same period in 1999. This increase was due primarily to increased personnel expenses, legal and professional expenses, and start-up and related costs for the Company's Internet operations. At March 31, 2000, the Company employed 406 people, up from 203 at March 31, 1999. In the near term, the Company expects to incur additional start-up costs to provide Internet services. However, the Company has reduced its number of employees to 323 at May 19, 2000, and expects that the cost savings will partially offset increased SG&A costs associated with its Internet services' expansion.

Bad debt expense:   Bad debt expense increased to $4.3 million in the three
months ended March 31, 2000, up from $0.8 million in the same period in 1999. During the period, the Company expensed $2.3 million in bad debts in addition to its budgeted expense for bad debts. The increase is due primarily to a deterioration in the aging of the Company's wholesale receivables and increased retail receivables as a result of the acquisition of several retail businesses in the second half of 1999. In the three months ended March 31, 2000, the Company also experienced write-offs related to the integration of receivables acquired as part of the Company's retail acquisitions completed in 1999. Although there can be no guarantees, the Company expects that future bad debt expense will decrease as the Company's acquisitions and current financial position stabilize.

Acquisition and investment losses:   In the three months ended March 31, 2000,
the Company expensed approximately $9.0 million related to its acquisitions and investments. In March 2000, the Company expensed $6.0 million in non-refundable deposits related to planned acquisition of NOSVA Limited Partnership, as the
Company believes that it will not complete the acquisition.   Also in March
2000, the Company issued 330,000 of its common shares to satisfy a $2.7 million cash payment obligation for the purchase of a retail customer business. At issuance, the shares were worth $5.4 million as stipulated in the asset purchase agreement. The Company expensed the excess value of the shares or $2.7 million related to this acquisition. In addition, the Company's equity investment in a Belgian company required a letter of credit payment of $0.2 million, which it also expensed during the period. The Belgian company is no longer in business and the Company had previously fully written-down its equity investment as it incurred losses.

Depreciation and amortization:   Depreciation and amortization increased 109% to
$5.8 million in the three months ended March 31, 2000, from $2.8 million in the same period in 1999. Depreciation as a percentage of revenues was 4.6% for the three months ended March 31, 2000, and 2.0% for the same period in 1999. The increase was primarily due to depreciation of additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1999. In addition, the Company recorded amortization expense of $1.7 million related to its intangible assets recorded as a result of its retail acquisitions.

Interest:   Interest income remained unchanged at $0.2 million for the three months ended March 31, 2000, from $0.2 million in the same period in 1999. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

Income tax:   Income taxes decreased 94% to $0.1 million in the three months ended March 31, 2000, from $2.0 million in the same period in 1999, due to decreased operating income. The Company recorded a full valuation allowance against the deferred tax asset related to its net operating loss for the quarter. The Company recorded the valuation allowance due to the uncertainty of its ability to offset its current period losses with future profits. The effective tax rate was 35% in the quarter ended March 31, 1999.

Liquidity and Capital Resources

     The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

     Net cash provided by operating activities increased to $7.4 million for the three-month period ended March 31, 2000, from $3.6 million for the same period in 1999. This increase in cash provided by operating activities was due primarily to the Company's delayed payments to its vendors resulting in its increased accounts payable balance at March 31, 2000, an increase in bad debt expense, and an increase in depreciation and amortization, partially offset by increase in accounts receivable.

     Net cash used in investing activities was $31.0 million for the three-month period ended March 31, 2000, from $12.5 million for the same period in 1999. Capital expenditures for the three-month period ended March 31, 2000, were $21.6 million, compared to $12.5 million in the same period in 1999. The capital expenditures in both 2000 and 1999 were primarily for undersea fiber optic cable and offshore transmission equipment. In addition, the Company invested $9.3 million in the acquisition of several retail customer businesses and a wholesale network acquired from another carrier.

     Net cash provided by financing activities was $24.0 million for the three-month period ended March 31, 2000, and $4.3 million for the same period in 1999. During the period, the Company borrowed an additional $21.3 million under its existing credit facility and$2.7 million in cash from vendor financing.

     In November 1999, the Company obtained a $100 million credit facility from Deutsche Bank Securities Inc. and Bank of America Securities LLC. At March 31, 2000, the Company had $75.4 million in borrowings under its existing credit facility. At March 31, 2000, due to the Company's cash shortage and default on certain of its covenants, the facility was reduced to $75.4 million.

     At May 15, 2000, the Company was in default of certain provisions of its bank credit facility, including a payment default. The banks agreed to waive these defaults through May 22, 2000, to permit the orderly re-negotiation of its credit facility. The Company is actively negotiating with its banks to amend the terms of the bank credit facility and expects to receive a further waiver of its existing defaults as well as an extension of its May 15, 2000, repayment obligation. The Company is seeking to retain a portion of the approximately $52.0 million in cash proceeds that it expects to receive from the sale of its interests in the Japan-U.S. and TAT-14 Cable Networks. Although no assurances are possible, the Company expects that these discussions will quickly result in the consummation of a definitive agreement with terms beneficial to the Company.

     In December 1999, the Company obtained $10.0 million in financing from GE Capital Corporation to finance its expansion and to meet its working capital needs. At March 31, 2000, the balance was $3.3 million and $6.1 million of current and non-current debt, respectively. There are no defaults under this financing arrangement.

     Also in December 1999, the Company obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation. The facility may be used to finance the purchase of Cisco Internet routers and related hardware and software. At March 31, 2000, the Company had $2.7 million outstanding under this facility. The Company's default under its bank credit agreement also resulted in a cross default under its Cisco financing arrangement, therefore, it may not utilize any additional credit under this facility until it remedies its default status. The Company is seeking a waiver from Cisco to retain the facility.

     At March 31, 2000, the Company had outstanding commitments, due before December 31, 2000, of approximately $110.0 million, principally for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This included the Company's $105.0 million commitment to purchase undersea fiber optic cable in the Japan-U.S. and in the TAT-14 Cable Networks. In May 2000, the Company announced the agreement to sell its capacity on both Cable Networks, which, upon closing, will relieve it of its $105.0 million cable network purchase commitment. Under the terms of the sale, the Company is also purchasing capacity on the Japan-U.S. and TAT-14 Cable Networks at the in-service dates and upon expansion for approximately $74.0 million. The Company expects the Japan-U.S. Cable Network in-service date will be in November 2000 and the expansion date will be in July 2001. It also expects that the TAT-14 Cable Network in-service date will be in February 2001.

     In March 2000, a leading developer of Internet infrastructure software agreed to make an equity investment of up to $8.0 million in Onyx Networks, the Company's Internet subsidiary, conditioned upon other investments of an equal amount. In addition, Onyx committed to purchase approximately $28.0 million of software from the investor. The $28.0 million is payable monthly over 15 to 24 months, beginning June 1, 2000. The Company has guaranteed these payments.

     The Company has experienced difficulty in making timely payments to its vendors, which has caused a number of its vendors to terminate service.. In April 2000, the Company agreed to pledge certain of its assets to MCI WorldCom, Inc. ("MCI WorldCom") due to its inability to meet its obligation for telecommunication services. The Company pledged the security interest to avoid termination of services from MCI, one of its most significant vendors. The Company also made a cash payment to MCI WorldCom and agreed to make weekly payments until the account is current.

     In 1999, the Company entered into agreements to lease and exchange bandwidth capacity, including maintenance services. The Company committed to sell capacity for $57.5 million to be received over three years and provide maintenance for $30.0 million to be received over the terms of the contracts, which is generally 20 years. Of the capacity exchanged, the Company received domestic capacity in exchange for future capacity on the TAT-14 Cable Network. Under the terms of the Cable Network sale to MFN, the Company retained the right to purchase capacity to meet its obligations under these agreements.

     Additional financing arrangements are necessary for the Company to satisfy its capital requirements and the failure to obtain such arrangements could have a material adverse effect on the Company's results of operations and financial condition. As a result of the Company's liquidity situation, its auditors included a going concern explanation in their opinion on the Company's financial statements as of and for the year ended December 31, 1999. To fund its planned capital requirements and operations, the Company is actively exploring several alternatives to fund or further reduce its capital commitments, including: (1) asset sales; (2) minority investments in Onyx Networks, its Internet subsidiary;
(3) a sale of one or more of its subsidiaries; and (4) selected asset financing. The timing and terms of any financing activities will be subject to market conditions and other factors beyond the Company's control. There can be no assurance that such financing arrangements will be consummated.

                          PART II.   OTHER INFORMATION


Item 1.  Legal proceedings

         The Company is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not expect that they will have a material adverse impact on the Company's financial position or results of operations.

         In addition, on April 7, 2000, a complaint entitled Jeffrey Winick, on Behalf of Himself and All Others Similarly Situated v. Pacific Gateway Exchange, Inc., et al., was filed in the United States District Court, Northern District of California (Case No. C 00-1211). The complaint also names certain officers of the Company. The complaint purports to be a securities class action on behalf of persons who purchased publicly traded securities of the Company between May 13, 1999, and March 31, 2000. The complaint alleges that between May 13, 1999, and March 31, 2000, material false and misleading statements were made about the Company's financial results and condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks monetary damages, interest, and costs, as well as other relief that may be proper. After the filing of this complaint, other complaints were filed in the United States District Court for the Northern District of California, making similar allegations. It is anticipated that all of these actions will be consolidated into a single action. While management denies liability and intends to vigorously defend these actions, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse impact on the Company's financial condition or results of operations.



Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The Exhibit filed as part of this report is listed below:

             10.9 First Amendment and Limited Conditional Waiver to First Amended and Restated Credit Agreement among Pacific Gateway Exchange, Inc., Pacific Gateway Exchange (Bermuda) Limited, Bank of America, N.A. and Deutsche Bank Securities Inc. dated March 31, 2000

             27    Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC GATEWAY EXCHANGE, INC.



Dated: May 22, 2000

                              By: /s/ Howard A. Neckowitz
                                  -----------------------
                                  Howard A. Neckowitz
                                  President and CEO
                                  (Authorized Signatory)


                              By: /s/ Caye Hursey
                                  ----------------
                                  Caye Hursey
                                  Acting Chief Financial Officer
                                  (Principal Accounting Officer)