Form 10-K/A
period 1999-12-31
PACIFIC GATEWAY EXCHANGE INC
filed 2000-06-15
CIK 1004967

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

          In adddition, on October 3, 1999, the Company granted Mr. Calafell fully vested options to purchase 8,333 shares of common stock of the Company as compensation to work with the Company's investment bankers in evaluating strategic opportunities available to the Company to maximize shareholder value. Mr. Calafell agreed to spend approximately 25 working days in the fall of 1999 to undertake these strategic evaluations. Mr. Calafell may require the Company to repurchase these options from him on or before December 30, 2001 for the price of $50,000.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

         The Company entered into employment agreements, effective January 1, 1998, with each of the Named Executive Officers, other than Thomas Murphy who has resigned from the Company. (Thomas Murphy's agreement was entered into in conjunction with his commencement of employment with the Company and became effective on August 16, 1998.)

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

         During 1999, the salaries of the Company's executive officers, including Mr. Neckowitz, were generally set pursuant to employment agreements. In addition, Mr. Neckowitz received a payment of $137,699 to reimburse him for taxes payable as a result of restricted stock he received pursuant to his employment agreement. In deciding to make this payment, the Compensation Committee considered Mr. Neckowitz's significant efforts on behalf of the Company and the fact that he did not receive a bonus in 1998. See "Summary Compensation Table" and "Employment Contracts, Termination of Employment and Change in Control Arrangements."

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


                   ASSUMES $100 INVESTED ON JULY 19, 1996
                        ASSUMES DIVIDENDS REINVESTED
                    FISCAL YEAR ENDING DECEMBER 31, 1999

                                 Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlingame, California, on the 15th day of June, 2000.

                                        PACIFIC GATEWAY EXCHANGE, INC.

                               By: /s/ Howard A. Neckowitz
                                   -----------------------------------
                                        Howard A. Neckowitz
                               President, Chief Executive Officer and
                                        Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 15th day of June, 2000.


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