Form 10-Q
period 2000-06-30
PACIFIC GATEWAY EXCHANGE INC
filed 2000-09-08
CIK 1004967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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


500 Airport Blvd, Suite 340, Burlingame, California, 94010
                                                          -

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

                              Yes  X   No
                                  ---     -----

At August 23, 2000, the number of the registrant's Common Shares of $.0001 par value outstanding was 20,017,285

                         PACIFIC GATEWAY EXCHANGE, INC.

                                TABLE OF CONTENTS



                                                                       Page
                                                                       ----

Part I -  FINANCIAL INFORMATION

Item 1:   Financial Statements (unaudited)

          Condensed consolidated balance sheets as of
          June 30, 2000, and December 31, 1999                           1

          Condensed consolidated statements of operations
          for the three-month and six-month periods ended
          June 30 , 2000 and 1999                                        2

          Condensed consolidated statements of cash flows
          for the six-month periods ended
          June 30 , 2000 and 1999                                        3

          Notes to condensed consolidated financial statements           4

Item 2:   Management's discussion and analysis
          of financial condition and results
          of operations                                                 13


Part II - OTHER INFORMATION

Item 1:   Legal Proceedings                                             24

Item 2:   Changes in Securities and Use of Proceeds                     24

Item 3:   Defaults upon Senior Securities                               24

Item 4:   Submission of matters to a vote of security holders           25

Item 5:   Other information                                             25

Item 6:   Exhibits and reports on Form 8-K                              26

                         PACIFIC GATEWAY EXCHANGE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     June 30,        December 31,
                                                                       2000              1999
                                                                  --------------    --------------
                             ASSETS                                 (Unaudited)
Current Assets:
Cash and cash equivalents                                             $   6,837          $ 27,189
Accounts receivable, net of allowance for doubtful accounts
      of $13,432 in 2000 and $7,846 in 1999                             190,025           133,998
Prepaid expenses                                                             39             1,065
Income taxes receivable                                                   9,000              --
Deferred income tax                                                       2,203             3,701
Other current assets                                                     10,497             6,455
                                                                  --------------    --------------
      Total current assets                                              218,601           172,408
Property and equipment, net                                             130,728           169,187
Intangible assets, net                                                   11,688            17,830
Deferred income tax                                                       2,326             2,227
Deposits and other assets                                                13,236            13,153
                                                                  --------------    --------------
      Total assets                                                    $ 376,579         $ 374,805
                                                                  ==============    ==============


                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                      $ 237,209         $ 154,601
Line of credit                                                           45,992            54,100
Accrued liabilities                                                       6,716            13,156
Income taxes payable                                                       --               4,279
Other current liabilities                                                12,824               660
                                                                  --------------    --------------
      Total current liabilities                                         302,741           226,796

Equipment financing                                                       8,156            10,000
Deferred income tax                                                       6,830             5,850
Vendor financing                                                          2,700              --
Other liabilities                                                         8,009            17,140
                                                                  --------------    --------------
      Total liabilities                                                 328,436           259,786
                                                                  --------------    --------------

Stockholders' Equity:
Common stock and additional paid-in capital                              82,785            76,534
Deferred compensation-restricted stock                                   (4,440)           (8,065)
Foreign currency translation                                             (2,763)           (1,285)
Retained earnings/(Deficit)                                             (27,039)           48,235
Common stock held in treasury, at cost                                     (400)             (400)
                                                                  --------------    --------------
      Total stockholders' equity                                         48,143           115,019
                                                                  --------------    --------------
      Total liabilities and stockholders' equity                      $ 376,579         $ 374,805
                                                                  ==============    ==============


     See accompanying Notes to Condensed Consolidated Financial Statements

                         PACIFIC GATEWAY EXCHANGE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except net income (loss) per share)

                                                                     Three Months               Six Months
                                                                    Ended June 30,             Ended June 30,
                                                                ----------------------    ----------------------
                                                                   2000        1999         2000         1999
                                                                ---------    ---------    ---------    ---------
                                                                      (Unaudited)               (Unaudited)
 Revenues                                                       $  93,399    $ 139,586    $ 219,948    $ 280,115
 Cost of services and capacity sold                                80,703      121,433      194,557      242,868
                                                                ---------    ---------    ---------    ---------
      Gross profit                                                 12,696       18,153       25,391       37,247
 Selling, general, and administrative expenses                     28,091       12,759       57,094       23,928
 Depreciation and amortization                                      5,176        3,344       10,986        6,125
 Provision for impairment of assets                                33,551         --         33,551         --
                                                                ---------    ---------    ---------    ---------
      Total operating expenses                                     66,818       16,103      101,631       30,053
                                                                ---------    ---------    ---------    ---------
      Operating income                                            (54,122)       2,050      (76,240)       7,194
 Business exit costs (NOS, NATN, Trustus)                            --           --          8,957         --
 Interest expense/(Income), net                                     2,758         (249)       2,542         (467)
 Other income, net                                                   (735)        (524)      (1,028)        (747)
                                                                ---------    ---------    ---------    ---------
      Income before income taxes                                  (56,145)       2,823      (86,711)       8,408
 Provision for (benefit from) income taxes                        (11,558)         988      (11,437)       2,943
                                                                ---------    ---------    ---------    ---------
      Net income/(Loss)                                         $ (44,587)   $   1,835    $ (75,274)   $   5,465
                                                                =========    =========    =========    =========
      Net income per share - basic                              $   (2.22)   $    0.10    $   (3.75)   $    0.29
                                                                =========    =========    =========    =========
      Net income per share - diluted                            $   (2.22)   $    0.09    $   (3.75)   $    0.27
                                                                =========    =========    =========    =========
      Weighted-average number of common shares
        outstanding - basic                                        20,062       19,207       20,062       19,170
                                                                =========    =========    =========    =========
      Weighted-average number of common shares
        outstanding - diluted                                      20,069       20,342       20,069       20,057
                                                                =========    =========    =========    =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         PACIFIC GATEWAY EXCHANGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Six Months
                                                                           Ended June 30,
                                                                      ------------------------
                                                                       2000             1999
                                                                      -------          -------
Operating Activities:
Net income (loss)                                                   $ (75,274)         $ 5,465
Adjustments to net income:
     Depreciation and amortization                                     10,986            6,125
     Stock compensation expense                                           332              434
     Bad debt expense                                                   5,655            1,383
     Provision for loss on impaired assets                             33,551             --
     Acquisition and investment losses                                  8,957             --
     Equity in earnings of affiliated companies, net                     (587)             977
     Changes in operating assets and liabilities:
        Accounts receivable                                           (67,070)         (26,904)
        Prepaid expenses                                                1,026             (688)
        Income taxes receivable                                       (13,279)           1,358
        Deferred tax asset                                              1,399              (79)
        Other current assets                                           (4,042)            (878)
        Deposits and other assets                                         146           (1,573)
        Accounts payable                                               82,141           11,653
        Accrued liabilities                                            (6,440)             998
        Other current liabilities                                      12,164             --
        Income taxes payable                                              --             3,907
        Deferred tax liability                                            980             --
        Other liabilities                                              (9,131)           1,742
                                                                      -------          -------
     Net cash provided (used) by operating activities                 (18,486)           3,920
                                                                      -------          -------

Investing Activities:
     Purchase of property and equipment                               (31,284)         (30,214)
     Sale of property and equipment                                    46,703             --
     Investments in subsidiaries and affiliates                       (10,033)          (1,850)
                                                                      -------          -------
     Net cash provided (used) by investing activities                   5,386          (32,064)
                                                                      -------          -------

Financing Activities:
     Net borrowings (repayments) on revolving line of credit           (8,108)          13,000
     Vendor financing and equipment financing, net                        856            --
     Exercise of stock options                                            --             1,273
                                                                      -------          -------
     Net cash provided (used) by financing activities                  (7,252)          14,273
                                                                      -------          -------
Net decrease in cash and cash equivalents                             (20,352)         (13,871)
Cash and cash equivalents at beginning of the period                   27,189           30,041
                                                                      -------          -------
Cash and cash equivalents at end of the period                        $ 6,837         $ 16,170
                                                                      =======         ========

Supplemental data:
Common stock issued for acquisitions                                  $ 9,336         $  4,750
Interest paid                                                         $ 2,356         $    233


            See accompanying Notes to Condensed Consolidated Financial Statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   GENERAL

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1999. The results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for future periods.

         Certain prior-year amounts have been reclassified to conform to the 2000 financial statement presentation.


(2)   EARNINGS PER SHARE

                                                                                        PER
                                                           INCOME                      SHARE
(in thousands, except per share amounts)                   (LOSS)        SHARES        AMOUNT
                                                         -----------   -----------   -----------
            THREE MONTHS ENDED JUNE 30, 2000
Basic EPS                                                  $(44,587)       20,062        $(2.22)
Effect of dilutive stock options and restricted stock             -             7          0.00
                                                         -----------   -----------   -----------
Diluted EPS                                                $(44,587)       20,069        $(2.22)
                                                         ===========   ===========   ===========

            Three Months Ended June 30, 1999
Basic EPS                                                    $1,835        19,207        $ 0.10
Effect of dilutive stock options and restricted stock             -         1,135         (0.01)
                                                         -----------   -----------   -----------
Diluted EPS                                                  $1,835        20,342        $ 0.09
                                                         ===========   ===========   ===========
            SIX MONTHS ENDED JUNE 30, 2000
Basic EPS                                                  $(75,274)       20,062        $(3.75)
Effect of dilutive stock options and restricted stock             -             7          0.00
                                                         -----------   -----------   -----------
Diluted EPS                                                $(75,274)       20,069        $(3.75)
                                                         ===========   ===========   ===========

            Six Months Ended June 30, 1999
Basic EPS                                                    $5,465        19,170        $ 0.29
Effect of dilutive stock options and restricted stock             -           887         (0.02)
                                                         -----------   -----------   -----------
Diluted EPS                                                  $5,465        20,057        $ 0.27
                                                         ===========   ===========   ===========


(3)   COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. Total comprehensive income (loss) was ($45.6) million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively; and ($76.7) million and $4.0 million for the six months ended June 30, 2000 and 1999 respectively.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(4)   PROPERTY AND EQUIPMENT


         Property and Equipment consisted of:
                                           Depreciable       June 30,    December 31
(dollars in thousands)                     Lives (Years)     2000            1999
                                           ---------------------------- -------------
Fiber optic cables                                  20      $  37,168     $  37,531
Long distance communications equipment             5-7         90,720        84,433
Computers and office equipment                     4-7         18,473        16,725
Leasehold improvements                     Term of lease        8,228         8,332
Construction in progress                             -          4,069        12,605
Cable construction in progress                       -         11,591        40,782
                                                          ------------- -------------
                                                              170,249       200,408
                                                          ------------- -------------
Less: accumulated depreciation                                 39,521        31,221
                                                          ------------- -------------
  Total property and equipment, net                         $ 130,728      $169,187
                                                          ============= =============


As a result of its liquidity problems, the Company has severely curtailed the expansion of its communications network. The Company has sold or is committed to sell a significant portion of its interest in two fiber optic cable networks. See Note 5. Therefore the unsold construction in progress has been reduced to what management believes is its net realizable value. The write down taken in the three months ended June 30, 2000 was $12.5 million.

(5)   ACQUISITIONS, INVESTMENTS AND DIVESTITURES

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

         In December 1999, the Company agreed to purchase the international retail division of NOSVA Limited Partnership for $40.2 million. The purchase price was comprised of $21.0 million in cash and $19.2 million of the Company's common stock. In January 2000, the Company paid $3.0 million in cash and issued 154,887 of its common shares with a value of $3.0 million at issuance. The aggregate consideration of $6.0 million represented a non-refundable deposit. The Company did not complete the acquisition; therefore, it expensed the $6.0 million deposit in the three months ended March 31, 2000. (SEE NOTE 10 REGARDING LITIGATION RELATING TO THIS AGREEMENT)

         In February 2000, the Company acquired a retail customer base for $0.2 million and the forgiveness of $0.3 million owed to the Company by the seller. Pending consummation of the purchase, the Company has recorded the $0.5 million in deposits and other assets.

During the 2nd Quarter 2000 the $17.1 million in the above purchase of retail customers was deemed impaired, see note (11).

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         In June 2000, the Company completed the sale of its interests in fiber optic cable networks to Metromedia Fiber Network, Inc. ("MFN"). This transaction generated approximately $46 million in cash, $28 million of which was used to pay down bank indebtedness. In addition approximately $40 million of future payment obligations were assumed by the buyer in this transaction.

         The Company is in the process of completing the sale of its interest in the TAT-14 fiber optic cable network to MFN, announced last quarter, and anticipates it will close in the third quarter 2000. This sale is expected to generate $3.6 million in cash with MFN assuming $65 million of future payment obligations. The TAT-14 sale agreement is subject to the approval of the management committee of the TAT-14 Cable Network.

         Under both MFN transactions, the Company is obligated to purchase capacity on the cable networks at the in-service dates and upon expansion for approximately $74 million. The Company will not be required to purchase capacity in the event of customer cancellation prior to the applicable in-service date. The Company expects the Japan-U.S. Cable network in-service date will be July 2001. It also expects that the TAT-14 Cable Network in-service date will be February 2001.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(6)   SEGMENT INFORMATION

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

         Telecommunication services includes U.S. and offshore wholesale and retail services. U.S. wholesale provides international telecommunications services to: (1) U.S.-based carriers that originate international traffic, but do not have operating agreements with foreign carriers; (2) existing international carriers who terminate their overflow telecommunications traffic on its system; and (3) customers with smaller traffic volumes. Revenues from the Company's offshore wholesale operations is generated from country-specific, usage-sensitive rates charged to the Company's carrier customers and from traffic terminated in its international switching facilities. In addition to the U.S., the Company operates switching facilities in the United Kingdom, Russia, Australia, Germany, and New Zealand. The Company provides retail international long distance services to the Filipino, Japanese, Chinese, Vietnamese, Russian, and Korean communities in the United States.

         The Company has sold excess bandwidth capacity on its global network. The Company also exchanged bandwidth capacity for additional network facilities, which it will record as fixed assets. The Company has sold its interest in the fiber optic cable capacity of the Japan-U.S. Cable Networks. The Company is also in the process of selling its interest in the TAT-14 Cable Network. These sales have significantly reduced the Company's bandwidth services operations.

         Corporate and other includes cash, equity investments, and other miscellaneous current and non-current assets. These assets are not allocated to the three operating segments.

         The results of operations for the Company's operating segments for the three and six months ended June 30, 2000 and 1999, were:

                                   TELECOM
                                 -MUNICATION    INTERNET     BANDWIDTH      CORP./
(in thousands)                     SERVICES     SERVICES     SERVICES       OTHER         TOTAL
                                 -----------   ----------   -----------   -----------   ---------
        THREE MONTHS ENDED
          JUNE 30, 2000
Total sales                      $   106,556   $    1,150   $     1,297   $      --     $ 109,003
                                 -----------   ----------   -----------   -----------   ---------
Inter-company                        (15,604)        --            --            --       (15,604)
                                 -----------   ----------   -----------   -----------   ---------
Revenues                         $    90,952   $    1,150   $     1,297   $      --     $  93,399
                                 ===========   ==========   ===========   ===========   =========
Depreciation and amortization    $     4,502   $      194   $       480   $      --     $   5,176
                                 ===========   ==========   ===========   ===========   =========
Operating income (loss)          $   (53,026)  $   (1,136)  $        40   $      --     $ (54,122)
                                 ===========   ==========   ===========   ===========   =========

        THREE MONTHS ENDED
          JUNE 30, 1999
Total sales                      $   168,811   $     --     $      --     $      --     $ 168,811
                                 -----------   ----------   -----------   -----------   ---------
Inter-company                        (29,225)        --            --            --       (29,225)
                                 -----------   ----------   -----------   -----------   ---------
Revenues                         $   139,586   $     --     $      --     $      --     $ 139,586
                                 ===========   ==========   ===========   ===========   =========
Depreciation and amortization    $     3,334   $     --     $      --     $      --     $   3,334
                                 ===========   ==========   ===========   ===========   =========
Operating income                 $     2,050   $     --     $      --     $      --     $   2,050
                                 ===========   ==========   ===========   ===========   =========

         SIX MONTHS ENDED
          JUNE 30, 2000
Total sales                      $   253,165   $    1,836   $     1,390   $      --     $ 256,391
                                 -----------   ----------   -----------   -----------   ---------
Inter-company                        (36,443)        --            --            --       (36,443)
                                 -----------   ----------   -----------   -----------   ---------
Revenues                         $   216,722   $    1,836   $     1,390   $      --     $ 219,948
                                 ===========   ==========   ===========   ===========   =========
Depreciation and amortization    $     9,650   $      376   $       960   $      --     $  10,986
                                 ===========   ==========   ===========   ===========   =========
Operating (loss)                 $   (65,484)  $  (10,730)  $       (26)  $      --     $ (76,240)
                                 ===========   ==========   ===========   ===========   =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Six Months Ended
          June 30, 1999
                                      ===========   ==========   ===========   ===========   =========
Total sales                           $   338,647   $     --     $      --     $      --     $ 338,647
                                      ===========   ==========   ===========   ===========   =========
Inter-company                             (58,532)        --            --            --       (58,532)
                                      ===========   ==========   ===========   ===========   =========
Revenues                              $   280,115   $     --     $      --     $      --     $ 280,115
                                      ===========   ==========   ===========   ===========   =========
Depreciation and amortization         $     6,125   $     --     $      --     $      --     $   6,125
                                      ===========   ==========   ===========   ===========   =========
Operating income                      $     7,194   $     --     $      --     $      --     $   7,194
                                      ===========   ==========   ===========   ===========   =========


Total assets at June 30, 2000             314,071        5,040        25,199        32,269     376,579

Total assets at December 31, 1999         261,381        8,998        53,054        51,372     374,805


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(7)   DEBT

    Line of Credit

         The Company negotiated a second Amended and Restated Credit Agreement, dated as of May 31, 2000, that waived all defaults occurring up to that time. This Amended and Restated Agreement eliminated financial covenants, raised the interest rate and required that approximately $28 million of proceeds from the sale of capacity on the Japan-U.S. Cable Network to MFN be paid to lenders to permanently reduce the commitment. In addition, this agreement required that on a going forward basis 100% of net proceeds from assets sales would be paid to the lenders, with the commitment being permanently reduced in an amount equal to 50% of such net proceeds. The Company is actively negotiating with the banks to permit reborrowings concurrent with asset sales. The banks have advised the Company that they believe a default has occurred. At June 30, 2000, the Company had $46.0 million in borrowings under this credit facility.

    Equipment Financing

         In December 1999, the Company obtained $10.0 million in equipment financing from GE Capital Corporation (GECC), to be used to finance its expansion and to meet its working capital needs. The Company used certain of its switching equipment as collateral for the 3 year financing arrangement. At June 30, 2000, the balance was $8.2 million. There are no defaults under this financing arrangement.

    Vendor Financing

         In December 1999, the Company obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation. The facility may be used to finance the purchase of Cisco Internet routers and related hardware and software. At June 30, 2000, the Company had $2.7 million outstanding under this facility. The Company's default under its bank credit agreement also resulted in a cross default under its Cisco financing arrangement, therefore, it may not utilize any additional credit under this facility until it remedies its default status. The Company has asked for but not received a waiver from Cisco to retain the facility.

    Security Interest

         In April 2000, the Company agreed to pledge certain of its assets to MCI WorldCom, Inc. ("MCI WorldCom") due to its inability to meet its obligation for telecommunication services. The Company pledged the security interest to avoid termination of services from MCI, one of its most significant vendors. This agreement is still in effect.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




(8)   OTHER LIABILITIES

The Company's other current liabilities consisted of:

(dollars in thousands)                       June 30,    December
                                               2000      31, 1999
                                            ----------   --------

Bandwidth Commitment (a)                      $ 7,532     $    -
Other                                           5,292        660
                                            ----------   --------
  Other current liabilities                  $ 12,824     $  660
                                            ==========   ========


(a) The Company will settle this liability in kind with the delivery of bandwidth capacity to third parties.




(9)   RELATED PARTY TRANSACTIONS

The Company is provided services by a legal firm in which one of the Company's directors is a partner. The Company recorded legal expenses of $1.6 million and $1.0 million in the six months ended June 30, 2000 and 1999, respectively.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(10)  CONTINGENCIES

         The Company is party to various legal proceedings in the ordinary course of business.

In addition, on April 7, 2000, a complaint entitled Jeffrey Winick, on Behalf of Himself and All Others Similarly Situated v. Pacific Gateway Exchange, Inc., et al., was filed in the United States District Court, Northern District of California (Case No. C 00-1211). The complaint also names certain officers of the Company. The complaint purports to be a securities class action on behalf of persons who purchased publicly traded securities of the Company between May 13, 1999, and March 31, 2000. The complaint alleges that between May 13, 1999, and March 31, 2000, material false and misleading statements were made about the Company's financial results and condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. The complaint seeks monetary damages, interest, and costs, as well as other relief that may be proper. After the filing of this complaint, other complaints were filed in the United States District Court for the Northern District of California, making similar allegations. One of these complaints purported to be on behalf of persons who purchased the publicly traded securities of the Company between April 13, 1999 and March 31, 2000. It is anticipated that all of these actions will be consolidated into a single action. In addition, Stepak v. Neckowitz, et al., case no. 413473, a shareholder derivative complaint against certain of the Company's officers and directors, was filed in state court in California. It alleges, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal court class actions. The deadline for filing a responsive pleading has not yet run out.

In addition, the Company and its subsidiary International Exchange Communications have been named in NOSVA Limited Partnership and NOS Communications, Inc. v. Pacific Gateway Exchange, et al. (Case No. C-00-2526
(MJJ)), filed on July 12, 2000. The complaint purports to be for securities fraud, fraud, and breach of contract arising out of the alleged failure of the Company to register stock provided to NOSVA as part of an alleged non-refundable deposit in connection with an aborted asset acquisition. The plaintiffs contend, in part, that the stock provided by the Company as part of the alleged breakup fee was overvalued due to alleged securities fraud. The securities fraud allegations largely overlap with those asserted in the Winick litigation. The complaint seeks $3 million in compensatory damages, plus punitive damages, attorneys' fees and costs as well as other relief that may be proper. The Company and its related co-defendants intend to contest the allegations of the complaint vigorously. International Exchange Communications is also a party to a companion arbitration matter brought by NOSVA asserting breach of contract and fraud claims. The arbitration proceedings have not yet commenced. International Exchange Communications intends to contest the allegations of the arbitration complaint vigorously.

The Company has received a Notice of Arbitration from Mitsubishi Electric Information Network Corporation and Diamond Link (Bermuda) Ltd. relating to capacity on the Japan-U.S. Cable Network. These claimants seek the transfer of this capacity or the refund of payments of $6.7 million which they have already made, plus interest and costs. These claimants have also filed a complaint in federal court in the Northern District of California (Case no. C003184-WDB) with respect to this matter, seeking a preliminary injunction.

In addition, certain of the Company's creditors have filed lawsuits seeking payment.

While management intends to vigorously defend these actions, there can be no assurance that an adverse result or settlement with regards to these actions would not have a material adverse impact on the Company's financial condition or results of operations.

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

(11)  PROVISION FOR IMPAIRMENT OF ASSETS

         The Company may need to sell a significant portion of its assets to meet its cash requirements. The Company has received an offer for its retail operations, which is substantially less than the book value of those operations. This offer has resulted in the writedown of the carrying value of those assets related to the retail operations to approximate the amount of the offer as of June 20, 2000. The write down was $21.1 million, and is reflected in the income statement as an operating loss. During the course of management's review of the assets for sale, it was determined that part of the reduction in value was caused by an overstatement of receivables by approximately $5 million. The overstatement of receivables was determined to have existed at the time of purchase of the retail businesses. If this overstatement had been determined at that time, the reduction in receivables would have been accounted for as goodwill. Accordingly, this amount was reclassified as goodwill and is included in the above impairment calculation.

As discussed in Note 4, the Company has curtailed its plans for network expansion. Therefore the amounts in construction in progress were reviewed to determine if there was an impairment of these assets. Management

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


determined that $12.5 million of the construction in progress should be written off, and this amount is included as an operating charge in the three months ended June 30, 2000.

As the Company continues to explore the sale of assets and operations, the Company receives offers which are , at times, substantially below the carrying value of those assets. Depending on liquidity issues, management may decide it is necessary to divest a substantial portion of its assets or operations at prices significantly below the amount recorded in the Company's financial statements. No provisions have been made for potential losses on these sales, as the amount realized will be materially impacted by the timing and method of the potential sales.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "intends," "expects," "estimates," "hopes," or other similar expressions. These forward-looking statements relate to the plans, objectives, and expectations of Pacific Gateway Exchange, Inc. ("Pacific Gateway" or the "Company") regarding its future operations or financial performance or related to the Company's expectations regarding the telecommunications and Internet industries. They also relate to the Company's ongoing negotiations with its lenders and the outcome of pending litigation. In light of the inherent risks and uncertainties of any forward-looking statement, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the forward-looking statements will come true.

         The forward looking statements in this Quarterly Report are subject to risks and uncertainties and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

1. availability of financing on acceptable terms and conditions in the credit market;
2.   actions and positions taken by the Company's lenders;
3. vendor responses to potential payment delays or defaults due to the severe cash shortages the Company has experienced;
4. finding buyers for its possible selected asset sales, progress in negotiations, or delays in closing its agreed upon asset sales and the amount of proceeds received from such sales;
5. the possibility that the Company may not be able to adequately improve its liquidity situation and without an infusion of cash may decide it needs to file for bankruptcy;
6. uncertainties in the development and growth of the Company's business lines, such as the Company's Internet operations, including uncertainties about the difficulty of hiring appropriate personnel and competitive conditions;
7. the termination of operating agreements with other carriers or the inability to enter into additional operating agreements;
8.   the uncertainties inherent in litigation;
9. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable facilities or in the feasibility, timing, or expense of building or leasing such facilities;
10. the availability of additional bandwidth for the Company's capacity obligations;
11.  inaccuracies in the Company's forecasts of traffic;
12.  loss of the services of key officers & key employees;
13.  loss of a customer that provides significant revenues to the Company;
14.  problems arising from recent acquisitions of other companies or facilities;
15. changes in the ratios between the amount of telephone traffic that the Company delivers and the amount that it receives and changes in expected future revenue from delayed proportional return traffic from foreign partners under the Company's operating agreements;
16.  Internet growth at slower rates than expected;
17. consolidation of the Company's competitors within the telecommunications or Internet industries;
18.  higher than anticipated costs; or
19. other risk factors included in the Company's Report on Form 10-K, on file with the Securities and Exchange Commission.

         The foregoing review of important factors, including those discussed in detail below, should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Pacific Gateway Exchange was founded in August 1991 to capitalize on the significant growth opportunities in the international telecommunications services market. Since then, the Company has undertaken five strategic initiatives in response to regulatory and technological developments: (1) as foreign countries deregulated their telecommunications markets, the Company started offshore wholesale operations; (2) in response to technological innovation and consumer demand, the Company entered the market for retail services; (3) to participate in the growth of the Internet, the Company began its own Internet operations; (4) to take advantage of the Internet as a medium of telephony, the Company began providing VoIP services to telecommunications carriers, ISPs, and other value-added service providers; and (5) to meet the growing global demand for high bandwidth fiber optic capacity, the Company acquired interests in strategic state-of-the-art undersea and land-based cable systems.

         Two major developments have caused the Company to re-focus its business operations. First, the Company's business has changed because margins in its international wholesale long-distance traffic have generally decreased as a result of competition. In addition, the Company has recently experienced a severe liquidity shortage. As a result of these developments the Company has lost key officers and managers (whose roles have been filled by independent contractors). Additionally, the Company's relationship with key vendors has deteriorated which has led to some disruption of key services on occasions. In response to these developments, the Company has taken the following steps:

         1) The Company has begun selling non-strategic assets. In May, 2000, the Company agreed to sell its fiber optic cable capacity on both the TAT-14 and the Japan-U.S. Cable Networks and two of its related Japanese subsidiaries to Metromedia Fiber Network, Inc. ("MFN"). Under the terms of the sale of the Japan-U.S. Cable Networks sale, the Company received approximately $46 million in net cash proceeds from the sale and MFN has assumed the liability for payment of the $40 million of cash payment obligations that would have been due in 2000. Additionally, the Company will retain the right to purchase cable capacity to meet its existing customer capacity obligations and for its Internet operations. The Japan-U.S. transaction closed in May 2000. The TAT-14 transaction, which will provide another $3.6 million of cash, and a reduction in future cash payments of $65 million of cash payments obligations is expected to close in the third quarter of 2000. The TAT-14 agreement is subject to the approval of the management committee of the TAT-14 Cable Network. As a result of the asset sales, the Company will no longer be engaged in broadband network design, but will continue the design and provisioning processes required to activate its customer orders.

         2) The Company negotiated a second Amended and Restated Credit Agreement, dated as of May 31, 2000, that waived all defaults occurring up to that time. This Amended and Restated Agreement eliminated financial covenants, raised the interest rate and required that approximately $28 million of proceeds from the sale of capacity on the Japan-U.S. Cable Network to MFN be paid to lenders to permanently reduce the commitment. In addition, this agreement required that on a going forward basis 100% of net proceeds from assets sales would be paid to the lenders, with the commitment being permanently reduced in an amount equal to 50% of such net proceeds. The Company is actively negotiating with the banks to permit reborrowings concurrent with asset sales. The banks have advised the Company that they believe a default has occurred. The Company has asked for but not received a waiver from Cisco Systems Capital Corporation of a cross-default under its $15.0 million vendor financing arrangement caused by the Company's default under its bank credit facility.

         3) The Company has begun to aggressively reduce costs in many areas of the Company's business. As a result of employee turnover and through targeted staff reductions, the Company has reduced the number of its employees from 386 at December 31, 1999, to 280 at August 14, 2000. The Company is also exploring other cost saving measures, including reducing its use of consultants in selected areas of the business.

         4) The Company also has reduced its planned expenditures by allowing its agreement to acquire the retail division of NOSVA Limited Partnership to terminate. As a result, the Company no longer is obligated to pay $18.0 million in cash or to issue $16.2 million of its common stock at or subsequent to closing. See note 10 to the Notes to the Condensed Consolidated Financial Statements (unaudited) regarding litigation related to this transaction.

         5) Finally, the Company has retained the services of a management consulting firm to obtain necessary expertise and replace departed employees in the restructuring of operations. The Company has retained the Gordian Group to find buyers for the Company or selected assets. Negotiations with certain buyers are ongoing but there can be no assurance that any transactions will be consummated. The Company is now relying on temporary employees to fill certain positions in its accounting department.

         The Company is considering a wide array of options to address its liquidity situation. The Company hopes that these measures, plus others that may be implemented in the future, will position the Company to meet the challenges now posed by the changing telecommunications marketplace and its liquidity situation. The Company expects its strategy to have a number of effects on its future results of operations. In particular, the Company expects to: (1) generate losses from its Internet services business as a result of substantial start-up costs; (2) incur interest expense attributable to indebtedness; and (3) incur increased administrative expenses as it pursues strategic and financing alternatives to address liquidity. If it is unsuccessful in improving its cash position, the Company may be forced to seek relief under bankruptcy laws.

         The Company was late in filing this quarterly report on Form 10-Q. As a result, the Company is not eligible at this time to register securities on Form S-3. For a period of one year, if the Company needs to register securities, it would have to do so on Form S-1, which has more comprehensive disclosure requirements than a Form S-3. In addition, on August 22, 2000, the Company received a notice from Nasdaq stating the Company's securities would be delisted if the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 was not filed by August 29, 2000, which it was not. The Company has requested a hearing with Nasdaq on the delisting notice, which is scheduled for September 22, 2000. The delisting has been stayed pending the hearing. The Company is appealing the delisting. However, there is no assurance that the Company will be successful at the hearing. If Nasdaq delists the Company's stock, it could make it more difficult for stockholders or potential stockholders to sell, buy or obtain quotations as to the price of the Company's stock.



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

         Cost of telecommunications revenue is comprised primarily of costs incurred from other domestic and foreign telecommunications carriers to originate, transport, and terminate calls. The majority of the Company's cost of telecommunication revenue is variable, based upon the number of minutes of use, with transmission and termination costs being its most significant expense. The Company seeks to lower its cost of telecommunication revenue by:

         -      optimizing the routing of calls over the lowest cost route;

         - negotiating lower variable usage based costs with domestic and foreign service providers and negotiating additional and lower cost foreign carrier agreements with the foreign incumbent carriers and others.

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

         In the third quarter of 1999, the Company began generating Internet service revenues. Internet revenues include service provider fees and web design revenue. In the first six months of 2000, Internet service revenues accounted for 0.8% of the Company's total revenues.

         The Company's selling, general, and administrative expenses are comprised primarily of salaries, commissions, occupancy costs, sales and marketing expenses, advertising expenses, administrative costs, professional fees and sales allowances. These expenses have been increasing consistently with the expansion of the Company's operations into retail and Internet services. The planned expansion of its Internet operations will require additional personnel, which likely will affect our operating results. In addition, the Company's current financial condition has resulted in increased administrative expenses for professional services. However, the Company is also reducing it workforce and expects that the resulting cost savings will partially offset its other expenditures that are expected to increase. The reduced workforce has resulted in additional consulting and temporary employee costs. In order to induce employees to stay with the Company, the Company has begun to make retention payments.

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

In August 2000, Jack Hanzel resigned as the Company's acting Chief Financial Officer. Dave Davis now serves as the Company's acting Chief Financial Officer.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations data as a percentage of revenues for the periods indicated.

                                                        Three Months                     Six Months
                                                       Ended June 30,                  Ended June 30,
                                                 ---------------------------------------------------------
                                                     2000          1999              2000           1999
                                                 ------------   ------------------------------------------
Total revenues                                        100.0 %      100.0 %          100.0 %       100.0 %
Cost of services and capacity sold                     86.4 %       87.0 %           88.5 %        86.7 %
                                                 ------------   -----------------------------------------
   Gross profit                                        13.6 %       13.0 %           11.5 %        13.3 %
Selling, general, and administrative expenses          28.6 %        9.1 %           23.4 %         8.5 %
Bad debt expense                                        1.5 %        0.0 %            2.6 %         0.0 %
Depreciation and amortization                           5.5 %        2.4 %            5.0 %         2.2 %
Provision for impairment of assets                     35.9 %        0.0 %           15.2 %         0.0 %
                                                 ------------   -----------------------------------------
   Total operating expenses                            71.5 %       11.5 %           46.2 %        10.7 %
                                                 ------------   -----------------------------------------
   Operating income (loss)                            (57.9)%        1.5 %          (34.7)%         2.6 %
Acquisition and investment loss                         0.0 %        0.1 %            4.1 %         0.1 %
Interest (income) expense, net                          3.0 %       (0.2)%            1.1 %        (0.2)%
Other income, net                                      (0.8)%       (0.4)%           (0.5)%        (0.3)%
                                                 ------------   -----------------------------------------
   Income (loss) before income taxes                  (60.1)%        2.0 %          (39.4)%         3.0 %
Provision for (benefit from) income taxes             (12.4)%         .7 %           (5.2)%         1.1 %
                                                 ------------   -----------------------------------------
   Net income (loss)                                  (47.7)%        1.3 %          (34.2)%         2.0 %
                                                 ============   =========================================

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

     REVENUES: Total revenues for the three-month period ended June 30, 2000, decreased 33.1% to $93.4 million from $139.6 million in the same period in 1999. Telecommunications revenues decreased 34.8% to $91.0 million in the three months ended June 30, 2000, from $139.6 million in the same period in 1999. The decrease in revenue was primarily due to the Company's shift to higher margin operations and the loss of key customers because of the Company's liquidity shortage, which it is working to remedy. The Company has observed that certain vendors to whom the Company owes money have begun to send more revenue to the Company to offset the amounts owed. If not for this, the revenues for this quarter may have been lower. Although the Company's minutes of use increased to
626.5 million from 583.3 million, the average price per minute charged to customers decreased to $0.17 in the three months ended June 30, 2000, compared to $0.25 for the same period in 1999. The decrease was a result of increased competition. Partially offsetting the decrease in the per minute price was an increase in the Company's retail volume. Internet revenue for the current three months was $1.2 million, reflecting the commencement of the Company's Internet services in September 1999.

GROSS PROFIT: Gross profit decreased 30.2% to $12.7 million in the three months ended June 30, 2000, from $18.2 million in the same period in 1999. Gross margin increased to 13.6% for the three months ended June 30, 2000, from 13.0% in the same period in 1999. Telecommunication gross profit decreased to $11.3 million in the three months ended June 30, 2000, from $18.2 million in the same period in 1999. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by higher gross profit generated from the Company's retail operations. Internet service gross profit was $0.9 million for the three months ended June 30, 2000.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased 120.0% to $28.1 million in the three months ended June 30, 2000, from $12.8 million in the same period in 1999. As a percentage of revenues, SG&A expenses were 30.1% in the three months ended June 30, 2000, up from 9.1% in the same period in 1999. This increase was due primarily to increased personnel expenses (including retention payments), legal and professional expenses, including payments to consultants and start-up and related costs for the Company's Internet operations. At June 30, 2000, the Company employed 271 people, down from 275 at June 30, 1999. In the near term, the Company expects to incur additional start-up costs to provide Internet services. However, the Company has reduced its number of employees to 265 at August 14, 2000, and expects that the cost savings will partially offset increased SG&A costs associated with its Internet services' expansion.

BAD DEBT EXPENSE: Bad debt expense decreased to $1.4 million in the three months ended June 30, 2000, down from $4.3 million in the same period in 1999 after experiencing higher writeoffs during periods of growth, the required reserves for potential losses has stabilized.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 57.6% to $5.2 million in the three months ended June 30, 2000, from $3.3 million in the same period in 1999. Depreciation and amortization as a percentage of revenues was 5.5% for the three months ended June 30, 2000, and 2.4% for the same period in 1999. The increase in depreciation was primarily due to additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1999. The Company recorded amortization expense of $0.6 million related to its intangible assets recorded as a result of its retail acquisitions.

INTEREST: Interest expense was $2.8 million for the three months ended June 30, 2000, versus income of $0.2 million in the same period in 1999. The Company has incurred debt for expansion and acquisitions, and no longer has cash reserves to invest. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

INCOME TAX: A credit for income taxes of $11.6 million was recorded in the three months ended June 30, 2000, versus a provision of $1.0 million in the same period in 1999, due to increased operating losses.

LOSS ON IMPAIRMENT OF ASSETS: The Company may need to sell a substantial portion of its assets to meet its cash requirements. The Company has received a portion of its retail operations, which is substantially less than the amount carried on its books. Therefore, as of June 30, 2000 the Company reduced the carrying value of those assets related to the retail operations to approximate the amount of the offer. The write down was $21 million and is reflected in the income statement as a non operating loss. During the course of management's review of the assets for sale, it was determined that part of the reduction in value was caused by an overstatement of receivables by approximately $5 million. The overstatement of receivables was determined to have existed at the time of purchase of the retail businesses. If this overstatement had been determined at that time, the reduction in receivables would have been accounted for as goodwill, which is part of the provision for impairment.

As discussed in Note 4 to the Notes to Condensed Consolidated Financial Statements (unaudited), the Company has curtailed its plans for network expansion. Therefore the amounts in construction in progress were reviewed to determine if there was an impairment of these assets. Management determined that $12.5 million of the construction in progress should be written off, and this amount is included as an operating charge in the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JUNE 30 ,1999

REVENUES: Total revenues for the six-month period ended June 30, 2000, decreased 21.5% to $219.9 million from $280.1 million. Telecommunications revenues decreased 22.6% to $216.7 million in the six months ended June 30, 2000, from $280.1 million in the same period in 1999. The decrease in revenue was primarily due to the Company's shift to higher margin operations and the loss of key customers because of the Company's liquidity shortage, which it is working to remedy. The Company has observed that certain vendors to whom the Company owes money have begun to send more revenue to the Company to offset the amounts owed. If not for this, the revenues for this quarter may have been lower. Although the Company's minutes of use increased to 1,248 million from 1,131 million, the average price per minute charged to customers decreased to $0.19 in the six months ended June 30, 2000, compared to $0.25 for the same period in 1999. The decrease was a result of increased competition. Partially offsetting the decrease in the per minute price was an increase in the Company's retail volume. Internet revenue for the current six months was $1.8 million, reflecting the commencement of the Company's Internet services in September 1999.

GROSS PROFIT: Gross profit decreased 31.7% to $25.4 million in the six months ended June 30, 2000, from $37.2 million in the same period in 1999. Gross margin decreased to 11.5% for the six months ended June 30, 2000, from 13.3% in the same period in 1999. Telecommunication gross profit decreased to $23.4 million in the six months ended June 30, 2000, from $37.2 million in the same period in 1999. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by higher gross profit generated from the Company's retail operations. Internet service gross profit was $1.4 million for the six months ended June 30, 2000.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased 138.9% to $57.1 million in the six months ended June 30, 2000, from $23.9 million in the same period in 1999. As a percentage of revenues, SG&A expenses were 26.0% in the six months ended June 30, 2000, up from 8.5% in the same period in 1999. This increase was due primarily to increased personnel expenses, legal and professional expenses, and start-up and related costs for the Company's Internet operations.

BAD DEBT EXPENSE: Bad debt expense increased to $5.7 million in the six months ended June 30, 2000, up from $1.4 million in the same period in 1999. The increase is due primarily to a deterioration in the aging of the Company's wholesale receivables and increased retail receivables as a result of the acquisition of several retail businesses in the second half of 1999. In the six months ended June 30, 2000, the Company also experienced write-offs related to the integration of receivables acquired as part of the Company's retail acquisitions completed in 1999.

ACQUISITION AND INVESTMENT LOSSES: In the six months ended June 30, 2000, the Company expensed approximately $8.9 million related to its acquisitions and investments. In March 2000, the Company expensed $6.0 million in non-refundable deposits related to planned acquisition of NOSVA Limited Partnership, as the Company will not complete the acquisition. See Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited). Also in March 2000, the Company issued 330,000 of its common shares to satisfy a $2.7 million cash payment obligation for the purchase of a retail customer business. At issuance, the shares were worth $5.4 million as stipulated in the asset purchase agreement. The Company expensed the excess value of the shares of $2.7 million related to this acquisition. In addition, the Company's equity investment in a Belgian company required a letter of credit payment of $0.2 million, which it also expensed during the period. The Belgian company is no longer in business and the Company had previously fully written-down its equity investment as it incurred losses.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 80.3% to $11.0 million in the six months ended June 30, 2000, from $6.1 million in the same period in 1999. Depreciation and amortization as a percentage of revenues was 5.0% for the six months ended June 30, 2000, and 2.2% for the same period in 1999. The increase in depreciation was primarily due to additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1999. The Company recorded amortization expense of $0.6 million related to its intangible assets recorded as a result of its retail acquisitions.

INTEREST: Interest expense was $2.5 million for the six months ended June 30, 2000, as opposed to $0.5 million income in the same period in 1999. The Company has added new debt in 2000, and has not had the cash to invest during 2000. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

INCOME TAX: Income taxes were a credit of $11.4 million in the six months ended June 30, 2000, a provision for income taxes of $2.9 million in the same period in 1999. The credit resulted from the significant operating losses of the Company, and the ability to carryback the current year losses to prior years' income. The effective tax rate was 35% in the six months ended June 30, 1999.

LOSS ON IMPAIRMENT OF ASSETS: The Company may need to sell a significant portion of its assets to meet its cash requirements. The Company has received an offer for its retail operations, which is substantially less than the book value of those operations. This offer has resulted in the writedown of the carrying value of those assets related to the retail operations to approximate the amount of the offer as of June 20, 2000. The writedown was $21 million, and is reflected in the income statement as an operating loss. During the course of management's review of the assets for sale, it was determined that part of the reduction in value was caused by an overstatement of receivables by approximately $5 million. The overstatement of receivables was determined to have existed at the time of purchase of the retail businesses. If this overstatement had been determined at that time, the reduction in receivables would have been accounted for as goodwill. Accordingly, this amount was reclassified as goodwill and is included in the above impairment calculation.

As discussed in Note 4, the Company has curtailed its plans for network expansion. Therefore the amounts in construction in progress were reviewed to determine if there was an impairment of these assets. Management determined that $12.5 million of the construction in progress should be written off, and this amount is included as an operating charge in the three months ended June 30, 2000.

As the Company continues to explore the sale of assets and operations, it receives offers which are , at times, substantially below the carrying value of those assets. Depending on liquidity issues, management may be forced to divest of a substantial portion of its assets or operations at prices significantly below the amount recorded in the Company's financial statements. No provisions have been made for potential losses on these sales, as the amount realized will be materially impacted by the timing and method of the potential sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its existing cash balances, cash provided by operating activities, existing lines of credit, and debt commitments to finance its operations.

         Net cash used by operating activities was $18.5 million for the six-month period ended June 30, 2000, versus $3.9 million provided by operating activities for the same period in 1999. This decrease in cash provided by operating activities was due primarily to the large net loss for the quarter, the Company's delayed payments to its vendors resulting in its increased accounts payable balance at June 30, 2000, an increase in bad debt expense, and an increase in depreciation and amortization, partially offset by an increase in accounts receivable.

         Net cash provided by investing activities was $5.4 million for the six-month period ended June 30, 2000, versus $32.1 million used in investing activities for the same period in 1999. Capital expenditures for the six-month period ended June 30, 2000, were $31.3 million, compared to $30.2 million in the same period in 1999. The capital expenditures in both 2000 and 1999 were primarily for undersea fiber optic cable and offshore transmission equipment. In addition, for the 6 month period in 2000 the Company invested $10.0 million in the acquisition of several retail customer businesses and a wholesale network acquired from another carrier and sold fixed assets for $46.7 million.

         Net cash used by financing activities was $7.3 million for the six-month period ended June 30, 2000, versus $14.3 million provided by financing activities for the same period in 1999. During the six-month period ended June 30, 2000, the Company reduced its existing credit facility to $46.0 million, borrowed $2.7 million in cash from vendor financing and reduced its outstanding equipment financing by $1.8 million.

         As discussed in the "Overview", the Company negotiated a second Amended and Restated Credit Agreement dated as of May 31, 2000, that among other things waived all defaults occurring up to that time, eliminated financial covenants and established procedures for commitment reductions and reborrowings following assets sales. Under this agreement, reborrowings following assets sales are permitted only if the Company satisfies specified conditions, including the absence of any material adverse change or event of default. The banks have advised The Company that they believe a default has occurred. The Company is actively negotiating with the banks to permit reborrowings concurrent with asset sales. If the Company is unable to resolve this situation, 100% of the net proceeds from asset sales will have to be used to repay bank debt and the Company will not be able to reborrow any such proceeds for operational costs which could further impair the Company's liquidity. If the banks are correct that a default has occurred, they could attempt to accelerate the indebtedness. At June 30, 2000, the Company had $46.0 million in borrowings under its existing credit facility.

         In December 1999, the Company obtained $10.0 million in financing from GE Capital Corporation to finance its expansion and to meet its working capital needs. At June 30, 2000, the outstanding balance was $8.2 million. There are no defaults under this financing arrangement.

         Also in December 1999, the Company obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation. The facility may be used to finance the purchase of Cisco Internet routers and related hardware and software. At June 30, 2000, the Company had $2.7 million outstanding under this facility. The Company's default under its bank credit agreement also resulted in a cross default under its Cisco financing arrangement, therefore, it may not utilize any additional credit under this facility until it remedies its default status. The Company has asked for but not received a waiver from Cisco to retain the facility.

         At June 30, 2000, the Company had outstanding commitments, due before December 31, 2000, of approximately $68 million, principally for the acquisition of additional ownership in digital undersea fiber optic cables and network equipment. This included the Company's $64 million commitment to purchase undersea fiber optic cable in the TAT-14 Cable Network. In May 2000, the Company announced the agreement to sell its capacity in two Cable Networks, (The Japan - U.S. Cable Network sale was completed in June 2000) which, upon closing, will relieve it of its $64 million cable network purchase commitment. Under the terms of the sale, the Company is also purchasing capacity on the Japan-U.S. and TAT-14 Cable Networks at the in-service dates and upon expansion for approximately $74.0 million. The Company expects the Japan - U.S. Cable Network in-service date will be in February 2001 and the expansion date will be in July 2001. It also expects that the TAT-14 Cable Network in-service date will be in February 2001.

         As a result of its severe cash shortages, the Company has experienced significant difficulty in making timely payments to its creditors including its vendors/customers, which has caused numerous vendors to terminate service. Certain of its vendors have filed lawsuits seeking repayment. In April 2000, the Company agreed to pledge certain of its assets to MCI WorldCom, Inc. ("MCI WorldCom") due to its inability to meet its obligation for telecommunication services. The Company pledged the security interest to avoid termination of services from MCI, one of its most significant vendors.

         In 1999, the Company entered into agreements to lease and exchange bandwidth capacity, including maintenance services. The Company committed to sell capacity for $57.3 million to be received over three years and provide maintenance for $30.0 million to be received over the terms of the contracts, which is generally 20 years. Certain vendors have sought to cancel their agreements which would reduce the capacity sold to $19.9 million. (See note 10 to the financial statement). Of the capacity exchanged, the Company received domestic capacity in exchange for future capacity on the TAT-14 Cable Network. Under the terms of the Cable Network sale to MFN, the Company retained the right to purchase capacity to meet its obligations under these agreements.

         The Company is now considering a wide array of alternatives to reduce its costs, to repay indebtedness and generally to maximize value for its shareholders. These alternatives include efforts to find a merger partner, to sell particular assets, to negotiate new arrangements with existing creditors and to find new sources of financing. Management believes that these measures, if they can be implemented, may enable the Company to regain profitable operations. If the Company is unable to effect these measures, the Company may be forced to seek relief under the bankruptcy laws. The Company's cash position continues to worsen and its deterioration has accelerated since June 2000. As a result of the Company's liquidity situation, its auditors included a going concern explanation in their opinion on the Company's financial statements as of and for the year ended December 31, 1999. The timing and terms of any of the above transactions or financing activities will be subject to market conditions and other factors beyond the Company's control. There can be no assurance that such transactions, financing arrangements or other alternatives will be consummated.

                           PART II. OTHER INFORMATION


Item 1.  Legal proceedings


The Company is party to various legal proceedings in the ordinary course of business.

In addition, on April 7, 2000, a complaint entitled Jeffrey Winick, on Behalf of Himself and All Others Similarly Situated v. Pacific Gateway Exchange, Inc., et al., was filed in the United States District Court, Northern District of California (Case No. C 00-1211). The complaint also names certain officers of the Company. The complaint purports to be a securities class action on behalf of persons who purchased publicly traded securities of the Company between May 13, 1999, and March 31, 2000. The complaint alleges that between May 13, 1999, and March 31, 2000, material false and misleading statements were made about the Company's financial results and condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks monetary damages, interest, and costs, as well as other relief that may be proper. After the filing of this complaint, other complaints were filed in the United States District Court for the Northern District of California, making similar allegations. One of these complaints purported to be on behalf of persons who purchased the publicly traded securities of the Company between April 13, 1999 and March 31, 2000. It is anticipated that all of these actions will be consolidated into a single action. In addition, Stepak v. Neckowitz, et al., case no. 413473, a shareholder derivative complaint against certain of the Company's officers and directors, was filed in state court in California. It alleges, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal court class actions. The deadline for filing a responsive pleading has not yet run out.

In addition, the Company and its subsidiary International Exchange Communications have been named in NOSVA Limited Partnership and NOS Communications, Inc. v. Pacific Gateway Exchange, et al. (Case No. C-00-2526
(MJJ)), filed on July 12, 2000. The complaint purports to be for securities fraud, fraud, and breach of contract arising out of the alleged failure of the Company to register stock provided to NOSVA as part of an alleged non-refundable deposit in connection with an aborted asset acquisition. The plaintiffs contend, in part, that the stock provided by the Company as part of the alleged breakup fee was overvalued due to alleged securities fraud. The securities fraud allegations largely overlap with those asserted in the Winick litigation. The complaint seeks $3 million in compensatory damages, plus punitive damages, attorneys' fees and costs as well as other relief that may be proper. The Company and its related co-defendants intend to contest the allegations of the complaint vigorously. International Exchange Communications is also a party to a companion arbitration matter brought by NOSVA asserting breach of contract and fraud claims. The arbitration proceedings have not yet commenced. International Exchange Communications intends to contest the allegations of the arbitration complaint vigorously.

The Company has received a Notice of Arbitration from Mitsubishi Electric Information Network Corporation and Diamond Link (Bermuda) Ltd. relating to capacity on the Japan-U.S. Cable Network. These claimants seek the transfer of this capacity or the refund of payments of $6.7 million which they have already made, plus interest and costs. These claimants have also filed a complaint in federal court in the Northern District of California (Case No. C003184-WDB) with respect to this matter, seeking a preliminary injunction.


In addition, certain of the Company's creditors have filed lawsuits seeking payment.

While management intends to vigorously defend these actions, there can be no assurance that an adverse result or settlement with regards to these actions would not have a material adverse impact on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         See Note 7 to the notes to Condensed Consolidated Financial Statements (unaudited) set forth in Part 1, Item 1 of the Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     The Exhibits filed as part of this report are listed below:

         10.10 Second Amended and Restated Credit agreement among Pacific Gateway Exchange, Inc., Pacific Gateway Exchange (Bermuda) Limited, Bank of America, N.A., Deutsche Bank Securities, Inc. et al., dated as of May 31, 2000.

         10.11 Asset Purchase Agreement and Share Purchase Agreement among Pacific Gateway Exchange, Inc., Pacific Gateway Exchange (Bermuda) Limited and Metromedia Fiber Network Services, Inc., dated May 2, 2000. (Japan-U.S. Cable Network)

         10.12 Asset Purchase Agreement among Pacific Gateway Exchange, Inc., Pacific Gateway Exchange (Bermuda) Limited and Metromedia Fiber Network Services, Inc., dated May 2, 2000. (TAT-14 Cable Network)

         27      Financial Data Schedule

         (b) The Company filed a report on Form 8-K during the quarter on June 8, 2000 (resignation of officers).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACIFIC GATEWAY EXCHANGE, INC.



Dated: September 6, 2000

                                          By: /s/ Howard A. Neckowitz
                                              --------------------------------
                                              Howard A. Neckowitz
                                              President and CEO
                                              (Authorized Signatory)


                                          By: /s/ David M. Davis
                                              --------------------------------
                                              David M. Davis
                                              Acting CFO
                                              (Principal Accounting Officer)