Form 10-Q
period 2000-09-30
PACIFIC GATEWAY EXCHANGE INC
filed 2000-12-06
CIK 1004967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 000-21043

                         PACIFIC GATEWAY EXCHANGE, INC.
             ------------------------------------------------------
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

At November 16, 2000, the number of the registrant's Common Shares of $.0001 par value outstanding was 20,017,285.

                         PACIFIC GATEWAY EXCHANGE, INC.

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----
Part I  -   FINANCIAL INFORMATION

Item 1:     Financial Statements

            Condensed consolidated balance sheets as of September 30, 2000, and
            December 31, 1999 ...................................................... 1

            Condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 ............... 2

            Condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 .............................. 3

            Notes to condensed consolidated financial statements ................... 4

Item 2:     Management's discussion and analysis of financial condition and results of operations. ................................................. 9


Part II  -  OTHER INFORMATION

Item 1:     Legal Proceedings ..................................................... 18

Item 2:     Changes in Securities and Use of Proceeds ............................. 18

Item 3:     Defaults upon Senior Securities ....................................... 18

Item 4:     Submission of matters to a vote of security holders ................... 18

Item 5:     Other information ..................................................... 18

Item 6:     Exhibits and reports on Form 8-K ...................................... 18

                  PACIFIC GATEWAY EXCHANGE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)


                                                              September 30,      December 31,
                                                                  2000               1999
                                                             -----------------   ------------
                                                             (Unaudited)
                              ASSETS
Current Assets:
Cash and cash equivalents                                     $   7,265           $  27,189
Accounts receivable, net of allowance for doubtful accounts
      of $14,412 in 2000 and $7,846 in 1999                     207,412             133,998
Prepaid expenses                                                    750               1,065
Income taxes receivable                                           9,182                  --
Deferred income tax                                                --                 3,701
Other current assets                                             12,465               6,455
                                                              ---------           ---------
      Total current assets                                      237,074             172,408
Property and equipment, net                                      86,975             169,187
Intangible assets, net                                            2,191              17,830
Deferred income tax                                                --                 2,227
Deposits and other assets                                         6,258              13,153
                                                              ---------           ---------
      Total assets                                            $ 332,498           $ 374,805
                                                              =========           =========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                              $ 257,298           $ 154,601
Line of credit                                                   43,854              54,100
Accrued liabilities                                               7,341              13,156
Income taxes payable                                               --                 4,279
Vendor and equipment financing                                   11,311                  --
Other current liabilities                                        16,074                 660
                                                              ---------           ---------
      Total current liabilities                                 335,878             226,796
Vendor and equipment financing                                     --                10,000
Deferred income tax                                                --                 5,850
Other liabilities                                                12,873              17,140
                                                              ---------           ---------
      Total liabilities                                         348,751             259,786
                                                              ---------           ---------

Stockholders' Equity:
Common stock and additional paid-in capital                      82,785              76,534
Deferred compensation-restricted stock                           (4,440)             (8,065)
Foreign currency translation                                      1,179              (1,285)
Retained earnings                                               (95,377)             48,235
Common stock held in treasury, at cost                             (400)               (400)
                                                              ---------           ---------
      Total stockholders' equity                                (16,253)            115,019
                                                              ---------           ---------
      Total liabilities and stockholders' equity              $ 332,498           $ 374,805
                                                              =========           =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                         PACIFIC GATEWAY EXCHANGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (in thousands, except net income (loss) per share)


                                                     Three Months               Nine Months
                                                  Ended September 30,       Ended September 30,
                                                ----------------------    ----------------------
                                                   2000        1999         2000         1999
                                                ---------    ---------    ---------    ---------
Revenues                                        $  60,573    $ 170,061    $ 280,522    $ 450,176
Cost of services and capacity sold                 56,332      144,964      250,889      387,832
                                                ---------    ---------    ---------    ---------
     Gross profit                                   4,241       25,097       29,633       62,344
Selling, general, and administrative expenses      21,785       17,317       78,879       41,245
Depreciation and amortization                       3,961        3,785       14,946        9,910
Provision for Impairment of Assets                 45,226         --         78,776         --
                                                ---------    ---------    ---------    ---------
     Total operating expenses                      70,972       21,102      172,601       51,155
                                                ---------    ---------    ---------    ---------
     Operating income                             (66,731)       3,995     (142,968)      11,189
Business exit costs                                  --           --          8,957         --
Interest (income) expense net                       1,331         (158)       3,873         (625)
Other (income) loss, net                              248         (299)        (776)      (1,046)
                                                ---------    ---------    ---------    ---------
     Income (loss) before income taxes             68,310        4,452     (155,022)      12,860
Provision for income taxes                             27        1,558      (11,410)       4,501
                                                ---------    ---------    ---------    ---------
     Net income                                 $ (68,337)   $   2,894    $(143,612)   $   8,359
                                                =========    =========    =========    =========

     Net income per share - basic               $   (3.43)   $    0.15    $   (7.26)   $    0.44
                                                =========    =========    =========    =========

     Net income per share - diluted             $   (3.43)   $    0.15    $   (7.26)   $    0.42
                                                =========    =========    =========    =========
     Weighted-average number of common shares
       outstanding - basic                         19,914       19,348       19,781       19,213
                                                =========    =========    =========    =========

     Weighted-average number of common shares
       outstanding - diluted                       19,914       19,670       19,781       19,825
                                                =========    =========    =========    =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                         PACIFIC GATEWAY EXCHANGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     Nine Months
                                                                 Ended September 30,
                                                                ----------------------
                                                                   2000        1999
                                                                ---------    ---------
Operating Activities:
Net income (loss)                                               $(143,612)   $   8,359
Adjustments to net income:
     Depreciation and amortization                                 14,946        9,910
     Stock compensation expense                                       332          725
     Bad debt expense                                               8,109        2,716
     Provision for loss on impaired assets                         78,776         --
     Acquisition and investment losses                              8,957         --
     Equity in earnings of affiliated companies, net                 (587)      (1,322)
     Changes in operating assets and liabilities:
        Accounts receivable                                       (86,911)     (58,319)
        Prepaid expenses                                              315         (451)
        Income taxes receivable                                   (13,461)       1,358
        Deferred tax asset                                          5,928          (76)
        Other current assets                                       (6,010)      (1,187)
        Deposits and other assets                                   7,124       (2,612)
        Accounts payable                                          107,777       49,601
        Accrued liabilities                                        (5,815)       2,626
        Other current liabilities                                  15,414         --
        Income taxes payable                                         --          4,858
        Deferred tax liability                                     (5,850)        --
        Other liabilities                                          (4,267)       4,838
                                                                ---------    ---------
     Net cash provided (used) by operating activities             (18,835)      21,024
                                                                ---------    ---------

Investing Activities:
     Sale of property and equipment                                49,776         --
     Purchase of property and equipment                           (31,646)     (47,631)
     Investments in subsidiaries and affiliates                   (10,284)      (8,734)
                                                                ---------    ---------
     Net cash provided (used) by investing activities               7,846      (56,365)
                                                                ---------    ---------

Financing Activities:
     Borrowings (repayments) on revolving line of credit, net     (10,246)      18,100
     Vendor and equipment financing, net                            1,311         --
     Exercise of stock options                                       --          1,273
     Distributions received from equity investees                    --            966
                                                                ---------    ---------
     Net cash provided (used) by financing activities              (8,935)      20,339
                                                                ---------    ---------

Net decrease in cash and cash equivalents                         (19,924)     (15,002)
Cash and cash equivalents at beginning of the period               27,189       30,041
                                                                ---------    ---------
Cash and cash equivalents at end of the period                  $   7,265    $  15,039
                                                                =========    =========

Supplemental data:
Common stock issued for acquisitions                            $   9,336    $    --
Common stock issued to investee                                 $    --      $   4,750
Costs incurred for cable acquisitions                           $    --      $   6,170
Interest paid                                                   $   3,718    $     993


      See accompanying Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) GENERAL

    The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on Form 10-K of Pacific Gateway Exchange, Inc. (the "Company" or "Pacific Gateway") for the year ended December 31, 1999. The results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for future periods.

    During the three months ended September 30, 2000, the Company curtailed substantially all of its wholesale voice operations outside the U.S. except for the United Kingdom and Russia. Subsequent to September 30, 2000, the Company terminated substantially all of its domestic wholesale voice operations. The operations that are ongoing after the shutdowns described above accounted for approximately $27.8 million, or 46%, of the total sales reported in the three months ended September 30, 2000. The Company expects that its future revenues will come primarily from its retail, Internet and bandwidth operations, although there can be no assurance that the Company will be successful in these endeavors. See Notes 5 and 11 for the impact of these events on the Company's long-lived assets.

    As discussed in Note 7, and in other sections of this report, the Company has faced and continues to face severe shortages of operating capital. In addition, the Company is in default under its bank facility. The Company is considering a wide array of options to address its liquidity situation. The Company hopes that these measures, plus others that may be implemented in the future, will position the Company to meet the challenges now posed by the changing telecommunications marketplace and its liquidity situation. If it is unsuccessful in improving its cash position, the Company may decide or be forced to seek relief under bankruptcy laws. The payment default under the bank facility increases the possibility of bankruptcy for the Company.

    As described in Note 11, the Company performed a review of its long-lived assets as of September 30, 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of this review, the Company recorded an impairment loss of $45.2 million in the quarter ended September 30, 2000, related to those assets.

    The Company is continuing in its attempts to restructure its operations. These efforts include headcount reductions, service reductions, asset sales and the termination of certain operations. There can be no assurance that such restructuring efforts will be successful.

    Certain prior-year amounts have been reclassified to conform to the 2000 financial statement presentation.

(2) EARNINGS PER SHARE

                                                                                    PER
                                                          INCOME                   SHARE
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                (LOSS)       SHARES      AMOUNT
                                                        ---------    ---------    --------
            Three Months Ended September 30, 2000
Basic EPS                                               $ (68,337)      19,914    $  (3.43)
Effect of dilutive stock options and restricted stock        --           --            --
                                                        ---------      -------    --------
Diluted EPS                                             $ (68,337)      19,914    $  (3.43)
                                                        =========      =======    ========

            Three Months Ended September 30, 1999
Basic EPS                                               $   2,894       19,348    $   0.15
Effect of dilutive stock options and restricted stock        --            322          --
                                                        ---------      -------    --------
Diluted EPS                                             $   2,894       19,670    $   0.15
                                                        =========      =======    ========

            Nine Months Ended September 30, 2000
Basic EPS                                               $(143,612)      19,781    $  (7.26)
Effect of dilutive stock options and restricted stock        --             --          --
                                                        ---------      -------    --------
Diluted EPS                                             $(143,612)      19,781    $  (7.26)
                                                        =========      =======    ========

            Nine Months Ended September 30, 1999
Basic EPS                                               $   8,359       19,213    $   0.44
Effect of dilutive stock options and restricted stock        --            612       (0.02)
                                                        ---------      -------    --------
Diluted EPS                                             $   8,359       19,825    $   0.42
                                                        =========      =======    ========

(3) COMPREHENSIVE INCOME

    Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes foreign currency translation adjustments, which are excluded from net income. Total comprehensive income (loss) was ($67.1) million and $3.7 million for the three months ended September 30, 2000 and 1999, respectively; and ($143.4) million and $7.7 million for the nine months ended September 30, 2000 and 1999, respectively.

(4) PROPERTY AND EQUIPMENT

    As of September 30, 2000, the Company classified substantially all of its assets as held for sale. As described in Note 11, those assets have been written down to their estimated fair value as of September 30, 2000, if appropriate. Property and equipment still being actively used in the Company's operations as of September 30, 2000, was comprised mainly of assets used in the Company's voice retail, Internet, bandwidth, and U.S., United Kingdom and Russian wholesale voice operations. Property and equipment no longer being actively used in the Company's operations as of September 30, 2000, was comprised mainly of assets which were used in the Company's Australian, Japan, German, and New Zealand wholesale voice operations. As of November 20, 2000, property and equipment related to the Company's U.S. wholesale voice operations were no longer being actively used in operations. The Company's policy is to continue to depreciate assets only as long as they are still being actively used in the Company's operations. Property and equipment at December 31, 1999, was all being actively used in the Company's business and was recorded at book value.

    Property and equipment at September 30, 2000, and December 31, 1999 consisted of:

                                                                     CARRIED AT
                                                                     LESSER  OF
                                                                      BOOK OR
                                               DEPRECIABLE      ESTIMATED FAIR VALUE       BOOK VALUE
           (DOLLARS IN THOUSANDS)             LIVES (YEARS)      SEPTEMBER 30, 2000    DECEMBER 31, 1999
    ------------------------------------      -------------     --------------------   -----------------
    Property and equipment being actively
     used:
    Fiber optic cables                                   20          $     304             $  37,531
    Long distance communications equipment              5-7              8,719                84,433
    Computers and office equipment                      4-7              3,559                16,725
    Leasehold improvements                    Term of lease              1,439                 8,332
    Construction in progress                              -                221                12,605
    Cable construction in progress                        -                 --                40,782
                                                                     ---------             ---------
                                                                        14,242               200,408
                                                                     ---------             ---------
    Less: accumulated depreciation                                       3,958                31,221
                                                                     ---------             ---------
      Total, net                                                        10,284               169,187
                                                                     ---------             ---------
    Property and equipment no longer being
       actively used as of November 20, 2000                            76,691                    --
                                                                     ---------             ---------
      Total, net                                                     $  86,975             $ 169,187
                                                                     =========             =========


    As a result of its liquidity problems, the Company has severely curtailed the expansion of its communications network. The Company has sold a significant portion of its interest in two fiber optic cable networks. See Note 5.

(5) ACQUISITIONS, INVESTMENTS AND DIVESTITURES

    In July 1999, the Company acquired a retail customer base for $7.0 million in cash. In March 2000, the Company paid an additional $1.6 million based on earnings of the acquired business. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total intangible assets and goodwill of $8.6 million.

    In November 1999, the Company acquired a retail customer base for $4.2 million in cash and 60,000 shares of the Company's common stock. In the three months ended March 31, 2000, the Company made the final cash payments of $2.8 million and issued the 60,000 shares of its common stock valued at $0.9 million on the issue date. Under purchase accounting, the excess of the aggregate purchase price over the net assets acquired resulted in total goodwill of $5.1 million.

    Also in November 1999, the Company acquired a retail customer base for $3.4 million. The agreement stipulated that the Company pledge $5.4 million of its common stock as collateral for a $2.7 million cash payment due in 2000. In March 2000, the Company did not meet its cash payment obligation for this acquisition and instead issued 330,000 of its common shares with a value of $5.4 million at issuance. The Company believes that the $5.4 million was impaired by $2.7 million. As a result, the Company has recorded an expense of $2.7 million in the three months ended March 31, 2000. The Company has recorded the remaining aggregate purchase price of $3.4 million as goodwill.

    In December 1999, the Company agreed to purchase the international retail division of NOSVA Limited Partnership for $40.2 million. The purchase price was comprised of $21.0 million in cash and $19.2 million of the Company's common stock. In January 2000, the Company paid $3.0 million in cash and issued 154,887 of its common shares with a value of $3.0 million at issuance. The aggregate consideration of $6.0 million represented a non-refundable deposit. The Company did not complete the acquisition; therefore, it expensed the $6.0 million deposit in March, 2000. (See Note 10 regarding litigation relating to this agreement.)

    In February 2000, the Company acquired a retail customer base for $0.2 million and the forgiveness of $0.3 million owed to the Company by the seller.

    During the quarter ended June 30, 2000 the $17.1 million of goodwill and other intangible assets recorded in the above purchases of retail customers was deemed impaired. See Note 11.

    In June 2000, the Company completed the sale of its interests in the Japan-U.S. Cable Network to Metromedia Fiber Network, Inc. ("MFN"). This transaction generated approximately $46 million in cash, $28 million of which was used to pay down bank indebtedness. In addition approximately $40 million of future payment obligations were assumed by the buyer in this transaction.

    In September, 2000 the Company completed the sale of its interest in the TAT-14 fiber optic cable network to MFN. This sale generated $3.0 million in cash, with MFN assuming $65 million of future payment obligations.

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

(6) SEGMENT INFORMATION

    During 1999, the Company expanded into the bandwidth and Internet businesses and began reporting these operations as segments. Due to the financial constraints under which the Company has recently operated, these new segments did not grow as planned, and therefore have never represented more than 10% of the Company's revenue, profit or loss, or assets. As a result, the Company will no longer report on segments as this information is not required and would not be meaningful. If any of the Company's segments exceed the thresholds for reportability in the future, the Company will provide the required disclosures for those segments.

(7) DEBT

    Line of Credit

    The Company negotiated with its bank lenders a second Amended and Restated Credit Agreement, dated as of May 31, 2000, that waived all defaults occurring up to that time. This Amended and Restated Agreement eliminated financial covenants, raised the interest rate and required that approximately $28 million of proceeds from the sale of capacity on the Japan-U.S. Cable Network to MFN be paid to lenders to permanently reduce the commitment. In addition, this agreement required that on a going forward basis 100% of net proceeds from assets sales would be paid to the lenders, with the commitment being permanently reduced in an amount equal to 50% of such net proceeds. The Company's bank facility matured on November 20, 2000, at which time the existing $38.6 million of loans thereunder became due and payable. There is no indication that the banks will extend the maturity of this facility. No replacement facility exists and the Company does not have the funds to make the payment to the lenders. Accordingly, an event of default exists with respect to payment of this bank facility. The Company has requested that the lenders refrain from foreclosing on the lenders' collateral while it seeks to sell assets. There can be no assurance that the lenders will agree to any such forbearance. If no forbearance is agreed to, the lenders may seek to foreclose on assets of the Company.

    Equipment Financing

    In December 1999, the Company obtained $10.0 million in equipment financing from GE Capital Corporation ("GECC"), to be used to finance its expansion and to meet its working capital needs. The Company used certain of its switching equipment located in Los Angeles as collateral for the 3 year financing arrangement. At September 30, 2000, the balance was $8.6 million. Since June 30, 2000, the Company has made only one of its required monthly payments and the Company therefore has a payment default with respect to this financing agreement. GECC sent a notice stating it intended to sell its collateral in a private sale after November 20, 2000. The Company has been attempting to sell this equipment, and has requested that GECC permit such sale efforts to continue, with the proceeds of any such sale to be used first to satisfy the GECC obligation. There can be no assurance that any such sale will realize an amount sufficient to pay the GECC obligation, or that GECC will refrain from taking further action to foreclose on its collateral. As of the date hereof, the total amount due under the GECC financing agreement is approximately $8.3 million.

    Vendor Financing

    In December 1999, the Company obtained a $15.0 million vendor financing facility from Cisco Systems Capital Corporation ("Cisco"). At September 30, 2000, the Company had $2.7 million outstanding under this facility. The Company's default under its bank credit agreement also resulted in a cross default under its Cisco financing arrangement, therefore, it may not utilize any additional credit under this facility until it remedies its default status.

    Security Interest

    In April 2000, the Company agreed to pledge certain of its assets to MCI WorldCom, Inc. ("MCI") due to its inability to meet its obligation for telecommunication services. The Company pledged the security interest to avoid termination of services from MCI, one of its most significant vendors. This agreement is still in effect.

(8)  OTHER LIABILITIES

     The Company's other current liabilities consisted of:

                                                   SEPTEMBER      DECEMBER
             (DOLLARS IN THOUSANDS)                30, 2000       31, 1999
                                                   ---------      --------
             Bandwidth Commitment                  $  7,532       $    --
             Other                                    8,542           660
                                                   --------       -------
               Other current liabilities           $ 16,074       $   660
                                                   ========       =======

(9)  RELATED PARTY TRANSACTIONS

     The Company is provided services by a legal firm in which one of the Company's directors is a partner. The Company made payments to this firm of $2.5 million and $1.3 million in the nine months ended September 30, 2000 and 1999, respectively.

(10) CONTINGENCIES

     The Company is party to various legal proceedings in the ordinary course of business.

     In addition, on April 7, 2000, a complaint entitled Jeffrey Winick, on Behalf of Himself and All Others Similarly Situated v. Pacific Gateway Exchange, Inc., et al., was filed in the United States District Court, Northern District of California (Case No. C 00-1211). The complaint also names certain officers of the Company. The complaint purports to be a securities class action on behalf of persons who purchased publicly traded securities of the Company between May 13, 1999, and March 31, 2000. The complaint alleges that between May 13, 1999, and March 31, 2000, material false and misleading statements were made about the Company's financial results and condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks monetary damages, interest, and costs, as well as other relief that may be proper. After the filing of this complaint, other complaints were filed in the United States District Court for the Northern District of California, making similar allegations. One of these complaints purported to be on behalf of persons who purchased the publicly traded securities of the Company between April 13, 1999 and March 31, 2000. It is anticipated that all of these actions will be consolidated into a single action. Until a lead plaintiff is identified for the consolidated action, no responsive pleading is required.

     In addition, Stepak v. Neckowitz, et al., case no. 413473, and Meyer v. Neckowitz, et al., case no. 413538, shareholder derivative complaints against certain of the Company's officers and directors, were filed in state court in California. They allege, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal court class actions.

    The Securities and Exchange Commission has informed the Company that it is conducting an informal inquiry concerning the Company's restatement of its 1999 quarterly financial statements. The Company intends to cooperate with such inquiry.

    In addition, the Company and its subsidiary International Exchange Communications have been named in NOSVA Limited Partnership and NOS Communications, Inc. v. Pacific Gateway Exchange, et al. (Case No. C-00-2526
(MJJ)), a federal lawsuit filed in the United States District Court for the Northern District of California on July 12, 2000. The complaint purports to be for securities fraud, fraud, and breach of contract arising out of the alleged failure of the Company to register stock provided to NOSVA as part of an alleged non-refundable deposit in connection with an aborted asset acquisition. The plaintiffs contend, in part, that the stock provided by the Company as part of the alleged breakup fee was never registered and was also overvalued due to alleged securities fraud. The securities fraud allegations largely overlap with those asserted in the Winick litigation. The amended complaint seeks $3 million in compensatory damages, plus punitive damages, specific performance, attorneys' fees and costs as well as other relief that may be proper. The plaintiffs have also filed a motion for preliminary injunction to compel the Company to register the stock. The Company and its related co-defendants have moved to compel arbitration of all the claims and intend to contest the motion and the allegations of the complaint vigorously. International Exchange Communications is also a party to a companion arbitration matter brought by NOSVA asserting breach of contract and fraud claims. The arbitration proceedings have not yet commenced. International Exchange Communications intends to contest the allegations of the arbitration complaint vigorously.

    The Company has received a Notice of Arbitration from Mitsubishi Electric Information Network Corporation and Diamond Link (Bermuda) Ltd. relating to capacity on the Japan-U.S. Cable Network. These claimants seek the transfer of this capacity or the refund of payments of $6.7 million which they have already made, plus interest and costs. The parties are in the process of selecting the arbitrators for this arbitration. These claimants have also filed a complaint in federal court in the Northern District of California (Case No. C003184-SC) with respect to this matter, seeking a preliminary injunction. The company opposed that motion, and plaintiffs subsequently withdrew it.

    In November 1999, SA Telecommunications, Inc. and certain of its subsidiaries, as debtors and debtors-in-possession ("Debtors") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"), commenced an adversary proceeding against the Company to recover alleged preferential payments in the aggregate amount of $124,677.17 under Section 547(b) of the Bankruptcy Code, SA Telecommunications, Inc. et al. v. Pacific Gateway Exchange, in the District Court for the District of Delaware, Adversary Proceeding No. 00-79. This action was subsequently dismissed and refiled by the plaintiff in the Bankruptcy Court for the District of Delaware. The Debtors' Chapter 11 case was then converted to Chapter 7 liquidation in September 2000. The Company has not answered the complaint but has substantial defenses to the alleged preference payments and has informed the newly-appointed Chapter 7 trustee of these defenses.

    In addition, in June, 2000, Harris Corporation filed an action in the Superior Court for the County of San Francisco, against Pacific Gateway Exchange and Does 1 through 50, inclusive, seeking $3,282,404.10, plus punitive damages, interest and attorneys fees, all arising out of Harris Corporation's supply of certain equipment and other goods and services to the Company. The Company filed a demurrer to the claim for punitive damages which subsequently was withdrawn. The Company has filed a cross-complaint against Harris Corporation seeking damages in an unspecified amount. The Court has scheduled a Status and Setting Conference for November 17, 2000. The action has not yet been set for trial.

    In addition, certain of the Company's creditors have filed lawsuits seeking payment.

    While management intends to vigorously defend these actions, there can be no assurance that an adverse result or settlement with regards to these actions would not have a material adverse impact on the Company's financial condition or results of operations.

    The United Kingdom Customs & Excise representatives have reviewed the Company's 1998 Value Added Tax ("VAT") returns, and have asserted that the Company should have billed approximately $1.8 million VAT to customers, to whom no VAT was billed. The Company is in the process of providing documentation for not billing VAT to those customers. Because the Company has followed the same billing practices for periods subsequent to 1998, it is probable that the Company could owe additional VAT for 1999 and 2000. Should the Company be unsuccessful in defending its position, it would then issue VAT only invoices to its customers for the amounts HMS Customs & Excise determine should have been billed. Since customers are allowed to claim a credit in their VAT returns for VAT paid, the customers should be able to recover any payments to the Company. If the Company is unsuccessful in its position, the Company could also be liable for penalties and interest on the underpayments. In addition the funding of these payments may cause serious problems if the Company has to make these payments prior to billing and collecting from its customers. Finally, the Company may have difficulty in collecting from customers who are no longer doing business in the United Kingdom, or are out of business. Since no final determination has been made as to which customers should have been billed VAT, no provision has been made in the Company's financial statements for this potential liability.

(11) PROVISION FOR IMPAIRMENT OF ASSETS AND ASSETS HELD FOR SALE

     As of September 30, 2000, the Company classified substantially all of its assets as held for sale. The Company received an offer (not subsequently consummated) for its retail operations, which was substantially less than the book value of those operations. This offer resulted in the writedown of the carrying value of those assets related to the retail operations to approximate the amount of the offer as of June 20, 2000. The write down was $21.1 million, and is reflected in the income statement as an operating loss. During the course of management's review of the assets for sale, it was determined that part of the reduction in value was caused by an overstatement of receivables by approximately $5.7 million. The overstatement of receivables was determined to have existed at the time of purchase of the retail businesses. If this overstatement had been determined at that time, the reduction in receivables would have been accounted for as goodwill. Accordingly, this amount was reclassified as goodwill and is included in the above impairment calculation. The Company's retail operations were written down a further $9.5 million in the quarter ended September 30, 2000, as described below.

     The Company has curtailed its plans for network expansion. Therefore the amounts in construction in progress were reviewed to determine if there was an impairment of these assets. Management determined that $12.5 million of the construction in progress should be written off, and this amount is included as an operating charge in the nine months ended September 30, 2000.

     As the Company continues to explore the sale of assets and operations, the Company receives offers which are, at times, substantially below the carrying value of those assets. Depending on liquidity issues, management may decide it is necessary to divest a substantial portion of its assets or operations at prices significantly below the amount recorded in the Company's financial statements. SFAS No. 121 requires that: (1) management review for impairment all long-lived assets and certain identifiable intangibles to be held and used in the Company's business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (2) all long-lived assets and certain identifiable intangibles to be disposed of, for which management, having the authority to approve the action, has committed to a plan to dispose of the assets, be reported at the lower of carrying amount or fair value less costs to sell. Company management has conducted such a review and recorded an impairment loss of $45.2 million in the quarter ended September 30, 2000. The loss has been recorded in the income statements under the caption Provision for Impairment of Assets.

     Fair value was determined by: (1) reference to letters of intent and offers that the Company has received for these assets that management believes represent amounts at which the assets could be sold in a current transaction between willing parties or (2) if no offer was received, reference to management's analysis based on current market conditions. Management's estimate of fair value will be analyzed on a quarterly basis and there can be no assurances that future events will not have a material impact on these estimates.

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

     The forward looking statements in this Quarterly Report are subject to risks and uncertainties and could differ materially from those projected in the forward-looking statements as a result of numerous factors, including the following:

1. actions and positions taken by the Company's lenders, including decisions with respect to foreclosure on assets;

2. vendor responses to potential payment delays or defaults due to the severe cash shortages the Company has experienced;

3. finding buyers for its possible selected asset sales, progress in negotiations, or delays in closing its asset sales and the amount of proceeds received from such sales;

4. the possibility that the Company may not be able to adequately improve its liquidity situation and without an infusion of cash may decide it needs to file for bankruptcy;

5. availability of financing on acceptable terms and conditions in the credit market;

6. uncertainties in the development and growth of the Company's business lines, such as the Company's Internet operations, including competitive conditions;

7.   ramifications of the cessation of certain of the Company's operations;

8. the termination of operating agreements with other carriers or the inability to enter into additional operating agreements;

9.   the uncertainties inherent in litigation;

10. changes in the availability of transmission facilities such as domestic, international, and undersea fiber optic cable facilities or in the feasibility, timing, or expense of building or leasing such facilities;

11. the availability of additional bandwidth for the Company's capacity obligations;

12.  inaccuracies in the Company's forecasts of traffic;

13.  loss of the services of key officers and key employees;

14.  loss of a customer that provides significant revenues to the Company;

15.  problems arising from recent acquisitions of other companies or facilities;

16. changes in the ratios between the amount of telephone traffic that the Company delivers and the amount that it receives and changes in expected future revenue from delayed proportional return traffic from foreign partners under the Company's operating agreements;

17.  Internet growth at slower rates than expected;

18. consolidation of the Company's competitors within the telecommunications or Internet industries;

19.  changes in the competitive or regulatory environment;

20.  higher than anticipated costs; or

21. other risk factors included in the Company's Report on Form 10-K, on file with the Securities and Exchange Commission.

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

    During the three months ended September 30, 2000, the Company curtailed substantially all of its wholesale voice operations outside the U.S. except for the United Kingdom and Russia. Subsequent to September 30, 2000, the Company terminated substantially all of its domestic wholesale voice operations. The operations that remain after the shutdowns described above accounted for approximately $27.8 million, or 46%, of the total sales reported in the three months ended September 30, 2000. The Company expects that its future revenues will come primarily from its retail, Internet and bandwidth operations, although there can be no assurance that the Company will be successful in these endeavors. See Notes 5 and 11 to the Notes to Condensed Consolidated Financial Statements (unaudited) for the impact of these events on the Company's long-lived assets.

    The Company is continuing to experience a severe liquidity shortage and its financial position has deteriorated since the end of the second quarter of 2000. The Company negotiated with its bank lenders a second Amended and Restated Credit Agreement, dated as of May 31, 2000, that waived all defaults occurring up to that time. However, the Company's bank facility matured on November 20, 2000, at which time the existing $38.6 million of loans thereunder became due and payable. There is no indication that the banks will extend the maturity of this facility. No replacement facility exists and the Company does not have the funds to make the payment to the lenders. Accordingly, an event of default exists with respect to payment of this bank facility. The Company has requested that the lenders refrain from foreclosing on the lenders' collateral while it seeks to sell assets. There can be no assurance that the lenders will agree to any such forbearance. If no forbearance is agreed to, the lenders may seek to foreclose on assets of the Company. The proceeds of any asset sales must be used to repay this bank indebtedness. The Company also has a payment default with respect to its equipment financing agreement with GE Capital Corporation ("GECC"). The Company's vendor financing agreement with Cisco Systems Capital Corporation ("Cisco") is also in default. The Company is also significantly overdue on payments to its vendors and litigation against the Company related to such overdue payments has been increasing. Because of these events, the Company may decide or be forced to seek relief under bankruptcy laws.

    The Company is continuing in its attempts to restructure its operations as discussed below. These efforts include headcount reductions, service reductions, asset sales and the termination of certain operations. There can be no assurance that such restructuring efforts will be successful.

    In particular, the Company has taken the following steps:

    (1) The Company has been actively looking for buyers of its assets or for the Company. In May, 2000, the Company agreed to sell its fiber optic cable capacity on both the TAT-14 and the Japan-U.S. Cable Networks and two of its related Japanese subsidiaries to Metromedia Fiber Network, Inc. ("MFN"). Under the terms of the sale of the Japan-U.S. Cable Networks sale, the Company received approximately $46 million in net cash proceeds from the sale and MFN has assumed the liability for payment of the $40 million of cash payment obligations that would have been due in 2000. Additionally, the Company will retain the right to purchase cable capacity to meet its existing customer capacity obligations and for its Internet operations. The Japan-U.S. transaction closed in June 2000. The TAT-14 transaction, which closed in September, 2000, provided another $3.0 million of cash, and a reduction in future cash payments of $65 million of cash payments obligations. As a result of the asset sales, the Company will no longer be engaged in broadband network design, but will continue the design and provisioning processes required to activate its customer orders. The Company did not enter into or close any other asset sale agreements in the quarter ended September 30, 2000.

    (2) The Company has retained the Gordian Group to find buyers for the Company or selected assets. Negotiations with certain buyers are ongoing but there can be no assurance that any transactions will be consummated.

    (3) To conserve cash, the Company has discontinued certain operations and continues to evaluate which of its operations should be continued.

    (4) The Company has aggressively reduced costs in many areas of the Company's business. As a result of employee turnover and through targeted staff reductions, the Company has reduced the number of its employees from 386 at December 31, 1999, to 151 at November 15, 2000. The Company is also exploring other cost saving measures, including reducing its use of consultants in selected areas of the business. The Company is now relying on temporary employees to fill certain positions in its accounting department. The Company has retained the services of a management consulting firm to obtain necessary expertise and replace departed employees in the restructuring of operations.

    (5) The Company also has reduced its planned expenditures by allowing its agreement to acquire the retail division of NOSVA Limited Partnership to terminate. As a result, the Company no longer is obligated to pay $18.0 million in cash or to issue $16.2 million of its common stock at or subsequent to closing. See Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited) regarding litigation related to this transaction.

    The Company is considering a wide array of options to address its liquidity situation. The Company hopes that these measures, plus others that may be implemented in the future, will position the Company to meet the challenges now posed by the changing telecommunications marketplace and its liquidity situation. The Company expects its strategy may have a number of effects on its future results of operations. In particular, the Company may: (1) incur interest expense at higher, default interest rates and related penalties attributable to its indebtedness, (2) incur increased administrative expenses as it pursues strategic and financing alternatives to address liquidity and (3) receive decreased cash inflows as a result of a significant reduction in revenues and the cessation of certain operations. If it is unsuccessful in improving its cash position, the Company may decide or be forced to seek relief under bankruptcy laws. The payment default under the bank facility increases the possibility of bankruptcy for the Company.

    The Company was late in filing its June 30, 2000, and September 30, 2000, quarterly report on Form 10-Q. As a result, the Company is not eligible at this time to register securities on Form S-3. For a period of one year, if the Company needs to register securities, it would have to do so on Form S-1, which has more comprehensive disclosure requirements than a Form S-3.

    On November 21, 2000, the Company received a notice from Nasdaq stating that because the Company's common stock did not maintain a bid price of at least $1.00 for the previous 30 consecutive trading days, the Company's common stock will be delisted on February 22, 2001. unless the bid price for the Company's common stock is at least $1.00 for 10 consecutive trading days on or before February 20,2001. In addition, on November 22, 2000, the Company received a notice from Nasdaq stating the Company's securities would be delisted if the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 was not filed by November 29, 2000, which it was not. The Company has requested a hearing with Nasdaq on the delisting notice, which is scheduled for December 14, 2000. The delisting has been stayed pending the hearing. The Company is appealing the delisting. However, there is no assurance that the Company will be successful at the hearing. If Nasdaq delists the Company's stock, it could make it more difficult for stockholders or potential stockholders to sell, buy or obtain quotations as to the price of the Company's stock.

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

    The Company's selling, general, and administrative expenses are comprised primarily of salaries, commissions, occupancy costs, sales and marketing expenses, advertising expenses, administrative costs, professional fees and sales allowances. These expenses had been increasing consistently with the expansion of the Company's operations into retail and Internet services. In addition, the Company's current financial condition has resulted in increased administrative expenses for professional services. The Company is also reducing it workforce and expects that the resulting cost savings will partially offset its other expenditures that are expected to increase. The reduced workforce has resulted in additional consulting and temporary employee costs. In order to induce employees to stay with the Company, the Company has made retention payments.

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

RESULTS OF OPERATIONS

    The following table sets forth statements of operations data as a percentage of revenues for the periods indicated.

                                                                THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                           ------------------------          ---------------------
                                                             2000            1999              2000          1999
                                                           -------         --------          --------      -------
       Total revenues                                       100.0 %         100.0 %           100.0 %      100.0 %
       Cost of services and capacity sold                    93.0 %          85.2 %            89.4 %       86.2 %
                                                            -----           -----             -----        -----
          Gross profit                                        7.0 %          14.8 %            10.6 %       13.8 %
       Selling, general, and administrative expenses         36.0 %          10.2 %            28.1 %        9.2 %
       Depreciation and amortization                          6.5 %           2.2 %             5.4 %        2.2 %
       Provision for impairment of assets                    74.7 %           0.0 %            28.1 %        0.0 %
                                                           ------           -----             -----        -----
          Total operating expenses                          117.2 %          12.4 %            61.6 %       11.4 %
                                                           ------           -----             -----        -----
          Operating income (loss)                          (110.2)%           2.4 %           (51.0)%        2.5 %
       Acquisition and investment losses                      0.0 %           0.0 %             3.2 %        0.0 %
       Interest (income) expense, net                         2.2 %           0.0 %             1.4 %       (0.1)%
       Other (income) loss, net                               0.4 %          (0.2)%            (0.3)%       (0.2)%
                                                           ------           -----             -----        -----
          Income (loss) before income taxes                (112.8)%           2.6 %           (55.3)%        2.8 %
       Provision for (benefit from) income taxes              0.0 %           0.9 %            (4.1)%        1.0 %
                                                           ------           -----             -----        -----
          Net income (loss)                                (112.8)%           1.7 %           (51.2)%        1.9 %
                                                           ======           =====             =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: Total revenues for the three month period ended September 30, 2000, decreased 64.4% to $60.6 million from $170.1 million in the same period in 1999. The decrease in revenue was primarily due to increased competition and the loss of key customers because of the Company's liquidity shortage. The Company has observed that certain vendors to whom the Company owes money have begun to send more revenue to the Company to offset the amounts owed. If not for this, the revenues for this quarter may have been lower. The Company's minutes of use decreased to 392.5 million from 694 million, and the average price per minute charged to customers decreased to $0.17 in the three months ended September 30, 2000, compared to $0.24 for the same period in 1999. The decrease was a result of increased competition.

GROSS PROFIT: Gross profit decreased 83.1% to $4.2 million in the three months ended September 30, 2000, from $25.1 million in the same period in 1999. Gross margin decreased to 7.0% for the three months ended September 30, 2000, from 14.8% in the same period in 1999. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by higher gross profit generated from the Company's retail operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased 25.8% to $21.8 million in the three months ended September 30, 2000, from $17.3 million in the same period in 1999. As a percentage of revenues, SG&A expenses were 36.0% in the three months ended September 30, 2000, up from 10.2% in the same period in 1999. This increase was due primarily to increased personnel expenses (including retention payments), legal and professional expenses, including payments to consultants. At September 30, 2000, the Company employed 240 people, down from 370 at September 30, 1999. The Company has reduced its number of employees to 151 at November 15, 2000.

BAD DEBT EXPENSE: Bad debt expense increased to $2.5 million in the three months ended September 30, 2000, from $1.3 million in the same period in 1999. Management believes that difficulties may be encountered in collecting certain remaining accounts receivables due to the cessation of certain of the Company's operations, although the effect of these difficulties cannot be quantified at this time.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 4.6% to $4.0 million in the three months ended September 30, 2000, from $3.8 million in the same period in 1999. Depreciation and amortization as a percentage of revenues was 6.5% for the three months ended September 30, 2000, and 2.2% for the same period in 1999. The increase in depreciation was primarily due to additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1999. The Company recorded amortization expense of $0.6 million related to its intangible assets recorded as a result of its retail acquisitions.

INTEREST: Interest expense was $1.3 million for the three months ended September 30, 2000, versus income of $0.2 million in the same period in 1999. The Company has incurred debt for expansion and acquisitions, and no longer has cash reserves to invest. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

INCOME TAX: Income taxes of $27 thousand were recorded in the three months ended September 30, 2000, versus $1.6 million in the same period in 1999, due to increased operating losses.

LOSS ON IMPAIRMENT OF ASSETS: As described in Note 11 to the Notes to Condensed Consolidated Financial Statements (unaudited), the Company performed a review of its long-lived assets as of September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of this review, the Company recorded an impairment loss of $45.2 million in the quarter ended September, 30, 2000, related to those assets.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30 ,1999

REVENUES: Total revenues for the nine month period ended September 30, 2000, decreased 37.7% to $280.5 million from $450.2 million in the same period in 1999. The decrease in revenue was primarily due to the loss of key customers because of the Company's liquidity shortage. The Company has observed that certain vendors to whom the Company owes money sent more revenue to the Company to offset the amounts owed. If not for this, the revenues for the nine months ended September 30, 2000, may have been lower. The Company's minutes of use decreased to 1.6 billion from 1.8 billion, and the average price per minute charged to customers decreased to $0.18 in the nine months ended September 30, 2000, compared to $0.25 for the same period in 1999. The decrease was a result of increased competition. Partially offsetting the decrease in the per minute price was an increase in the Company's retail volume.

GROSS PROFIT: Gross profit decreased 52.5% to $29.6 million in the nine months ended September 30, 2000, from $62.3 million in the same period in 1999. Gross margin decreased to 10.6% for the nine months ended September 30, 2000, from 13.8% in the same period in 1999. Increased competition continues to drive wholesale telecommunication prices downward resulting in decreased wholesale telecommunication gross margins. This decrease was partially offset by higher gross profit generated from the Company's retail operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A expenses increased 91.2% to $78.9 million in the nine months ended September 30, 2000, from $41.2 million in the same period in 1999. As a percentage of revenues, SG&A expenses were 28.1% in the nine months ended September 30, 2000, up from 9.2% in the same period in 1999. This increase was due primarily to increased personnel expenses, legal and professional expenses, and start-up and related costs for the Company's Internet operations.

BAD DEBT EXPENSE: Bad debt expense increased to $8.1 million in the nine months ended September 30, 2000, up from $2.7 million in the same period in 1999. The increase is due primarily to a deterioration in the aging of the Company's wholesale receivables and increased retail receivables as a result of the acquisition of several retail businesses in the second half of 1999. In the nine months ended September 30, 2000, the Company also experienced write-offs related to the integration of receivables acquired as part of the Company's retail acquisitions completed in 1999. Management believes that difficulties may be encountered in collecting certain remaining accounts receivables due to the cessation of certain of the Company's operations, although the effect of these difficulties cannot be quantified at this time.

ACQUISITION AND INVESTMENT LOSSES: In the nine months ended September 30, 2000, the Company expensed approximately $8.9 million related to its acquisitions and investments. In March 2000, the Company expensed $6.0 million in non-refundable deposits related to planned acquisition of NOSVA Limited Partnership, as the Company will not complete the acquisition. See Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited). Also in March 2000, the Company issued 330,000 of its common shares to satisfy a $2.7 million cash payment obligation for the purchase of a retail customer business. At issuance, the shares were worth $5.4 million as stipulated in the asset purchase agreement. The Company expensed the excess value of the shares of $2.7 million related to this acquisition. In addition, the Company's equity investment in a Belgian company required a letter of credit payment of $0.2 million, which it also expensed during the period. The Belgian company is no longer in business and the Company had previously fully written-down its equity investment as it incurred losses.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 50.8% to $14.9 million in the nine months ended September 30, 2000, from $9.9 million in the same period in 1999. Depreciation and amortization as a percentage of revenues was 5.4% for the nine months ended September 30, 2000, and 2.2% for the same period in 1999. The increase in depreciation was primarily due to additional U.S. wholesale and offshore fiber optic cables and communications equipment acquired since March 31, 1999. The Company recorded amortization expense of $2.9 million related to its intangible assets recorded as a result of its retail acquisitions.

INTEREST: Interest expense was $3.9 million for the nine months ended September 30, 2000, versus income of $0.6 million in the same period in 1999. The Company has added new debt in 2000, and has not had the cash to invest during 2000. In addition, the Company has capitalized the interest costs that relate to network and facility construction per SFAS No. 34, "Capitalization of Interest Cost." The Company will depreciate the capitalized interest over the related asset's life.

INCOME TAX: Income taxes were a credit of $11.4 million in the nine months ended September 30, 2000, versus a provision for income taxes of $4.5 million in the same period in 1999. The credit resulted from the significant operating losses of the Company, and the ability to carryback the current year losses to prior years' income. The effective tax rate for the nine months ended September 30, 1999 was 34.8%.

LOSS ON IMPAIRMENT OF ASSETS: The Company may need to sell a substantial portion of its assets to meet its cash requirements. The Company received an offer for its retail operations (not subsequently consummated), which was substantially less than the book value of those operations. This offer resulted in the writedown of the carrying value of those assets related to the retail operations to approximate the amount of the offer. At June 30, 2000, the write down was $21.0 million, and was reflected in the income statement as an operating loss. Based on offers received subsequent to the offer described above, the carrying value of the retail assets were reduced by an additional $9.5 million in the three months ended September 30, 2000.

    The Company has curtailed its plans for network expansion. Therefore the amounts in construction in progress were reviewed to determine if there was an impairment of these assets. Management determined that $12.5 million of the construction in progress should be written off, and this amount is included as an operating charge in the nine months ended September 30, 2000.

    As described in Note 11 to the Notes to Condensed Consolidated Financial Statements (unaudited), the Company performed a review of its long-lived assets as of September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of this review, the Company recorded an impairment loss of $45.2 million in the quarter ended September, 30, 2000, related to those assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company uses its existing cash balances and cash provided by operating activities to finance its operations.

    Net cash used by operating activities was $18.8 million for the nine month period ended September 30, 2000, versus $21.0 million provided by operating activities for the same period in 1999. This decrease in cash provided by operating activities was due primarily to the large net loss for the period, the Company's delayed payments to its vendors resulting in its increased accounts payable balance at September 30, 2000, an increase in bad debt expense, and an increase in depreciation and amortization, partially offset by an increase in accounts receivable. The Company expects a further decrease in net cash provided by operation activities as a result of a significant reduction in revenues and the cessation of certain operations.

    Net cash provided by investing activities was $7.8 million for the nine month period ended September 30, 2000, versus $56.4 million used in investing activities for the same period in 1999. Capital expenditures for the nine-month period ended September 30, 2000, were $31.6 million, compared to $47.6 million in the same period in 1999. The capital expenditures in both 2000 and 1999 were primarily for undersea fiber optic cable and offshore transmission equipment. In addition, for the nine month period ended September 30, 2000 the Company invested $10.3 million in the acquisition of several retail customer businesses and a wholesale network acquired from another carrier and sold fixed assets for $49.8 million.

    Net cash used by financing activities was $8.9 million for the nine month period ended September 30, 2000, versus $20.3 million provided by financing activities for the same period in 1999. During the nine-month period ended September 30, 2000, the Company reduced its existing credit facility to $43.9 million, borrowed $2.7 million in cash from vendor financing and reduced its outstanding equipment financing by $1.4 million.

    As discussed in the "Overview", the Company negotiated a second Amended and Restated Credit Agreement, dated as of May 31, 2000, that waived all defaults occurring up to that time. This Amended and Restated Agreement eliminated financial covenants, raised the interest rate and required that approximately $28 million of proceeds from the sale of capacity on the Japan-U.S. Cable Network to MFN be paid to lenders to permanently reduce the commitment. In addition, this agreement required that on a going forward basis 100% of net proceeds from assets sales would be paid to the lenders, with the commitment being permanently reduced in an amount equal to 50% of such net proceeds. The Company's bank facility matured on November 20, 2000, at which time the existing $38.6 million of loans thereunder became due and payable. There is no indication that the banks will extend the maturity of this facility. No replacement facility exists and the Company does not have the funds to make the payment to the lenders. Accordingly, an event of default exists with respect to payment of this bank facility. The Company has requested that the lenders refrain from foreclosing on the lenders' collateral while it seeks to sell assets. There can be no assurance that the lenders will agree to any such forbearance. If no forbearance is agreed to, the lenders may seek to foreclose on assets of the Company. The Company is actively negotiating with the banks to permit reborrowings concurrent with asset sales. If the Company is unable to resolve this situation, 100% of the net proceeds from asset sales will have to be used to repay bank debt.

    In December 1999, the Company obtained $10.0 million in equipment financing from GECC to be used to finance its expansion and to meet its working capital needs. The Company used certain of its switching equipment located in Los Angeles as collateral for the 3 year financing arrangement. At September 30, 2000, the balance was $8.6 million. Since June 30, 2000, the Company has made only one of its required monthly payments and the Company therefore has a payment default with respect to this financing agreement. GECC sent a notice stating it intended to sell its collateral in a private sale after November 20, 2000. The Company has been attempting to sell this equipment, and has requested that GECC permit such sale efforts to continue, with the proceeds of any such sale to be used first to satisfy the GECC obligation. There can be no assurance that any such sale will realize an amount sufficient to pay the GECC obligation, or that GECC will refrain from taking further action to foreclose on its collateral. As of the date hereof, the total amount due under the GECC financing agreement is approximately $8.3 million. The Company's vendor financing agreement with Cisco is also in default.

    During the nine months ended September 30, 2000, the Company sold its capacity in two Cable Networks and, under the terms of the sale, the Company is also purchasing capacity on the Japan-U.S. and TAT-14 Cable Networks at the in-service dates and upon expansion for approximately $74 million. The Company expects the Japan-U.S. Cable Network in-service date will be in February 2001 and the expansion date will be in July 2001. It also expects that the TAT-14 Cable Network in-service date will be in February 2001.

    As a result of its severe cash shortages, the Company has experienced significant difficulty in making timely payments to its creditors including its vendors/customers, which has caused numerous vendors to terminate service. Certain of its vendors have filed lawsuits seeking repayment. In April 2000, the Company agreed to pledge certain of its assets to MCI WorldCom, Inc. ("MCI") due to its inability to meet its obligation for telecommunication services. The Company pledged the security interest to avoid termination of services from MCI, one of its most significant vendors. This agreement is still in effect.

    In 1999, the Company entered into agreements to lease and exchange bandwidth capacity, including maintenance services. The Company committed to sell capacity for $57.3 million to be received over three years and provide maintenance for $30.0 million to be received over the terms of the contracts, which is generally 20 years. Certain vendors have sought to cancel their agreements which would reduce the capacity sold to $19.9 million. (See Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited)). Of the capacity exchanged, the Company received domestic capacity in exchange for future capacity on the TAT-14 Cable Network. Under the terms of the Cable Network sale to MFN, the Company retained the right to purchase capacity to meet its obligations under these agreements.

    The Company is now considering a wide array of alternatives to reduce its costs, to repay indebtedness and generally to maximize value for its shareholders. These alternatives include efforts to find a merger partner, to sell particular assets, to negotiate new arrangements with existing creditors and to find new sources of financing. Management believes that these measures, if they can be promptly implemented, may enable the Company, on a much smaller scale, to regain profitable operations. If the Company is unable to effect these measures, the Company may be forced to seek relief under the bankruptcy laws and such action is more likely in light of the payment default under the bank facility. The Company's cash position continues to worsen and its deterioration has accelerated since September 2000. As a result of the Company's liquidity situation, its auditors included a going concern explanation in their opinion on the Company's financial statements as of and for the year ended December 31, 1999. The timing and terms of any of the above transactions or financing activities will be subject to market conditions and other factors beyond the Company's control. There can be no assurance that such transactions, financing arrangements or other alternatives will be consummated.

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings

    See Note 10 to the Notes to Condensed Consolidated Financial Statements (unaudited) set forth in Part I, Item 1 of the Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds

    None

Item 3.  Defaults upon Senior Securities

    See Note 7 to the Notes to Condensed Consolidated Financial Statements (unaudited) set forth in Part I, Item 1 of the Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The Exhibits filed as part of this report are listed below:

         27 Financial Data Schedule

    (b) The Company filed reports on Form 8-K during the quarter on July 6, July 13, and July 19 (changes in registrant's certifying accountant) and on September 11 (notifying of cancellation of delisting hearing by NASDAQ).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PACIFIC GATEWAY EXCHANGE, INC.



Dated:  December 1, 2000

                                              By: /s/ Howard A. Neckowitz
                                                 -------------------------------
                                                 Howard A. Neckowitz
                                                 President and CEO
                                                 (Authorized Signatory)


                                              By: /s/ David M. Davis
                                                 -------------------------------
                                                 David M. Davis
                                                 Acting CFO
                                                 (Principal Accounting Officer)